Form 10-Q
period 1996-03-31
INTELLIGENT MEDICAL IMAGING INC
filed 1996-05-15
CIK 930090

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER: 1-14190

                        INTELLIGENT MEDICAL IMAGING, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    65-0136178
  (STATE OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

     4360 NORTHLAKE BOULEVARD, SUITE 214, PALM BEACH GARDENS, FLORIDA 33410
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 627-0344

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ___ NO X

         AS OF MAY 8, 1996, THERE WERE OUTSTANDING 10,644,434 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                        INTELLIGENT MEDICAL IMAGING, INC.

                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                      3

                  BALANCE SHEETS AS OF MARCH 31, 1996 AND                   3
                  DECEMBER 31, 1995

                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS             4
                  ENDED MARCH 31, 1996 AND 1995

                  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS             5
                  ENDED MARCH 31, 1996 AND 1995

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         8
                  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                10

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                        10

SIGNATURES                                                                 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                                                                  MARCH 31,           DECEMBER 31,
                                                                                    1996                  1995
                                                                                 -----------          ------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $33,235,368           $   75,821
   Accounts receivable                                                             1,284,419              182,000
   Inventory                                                                       1,481,616            1,655,181
   Prepaid expenses                                                                   19,797                3,606
                                                                                 -----------           ----------
Total current assets                                                              36,021,200            1,916,608

Property and equipment, net                                                          794,633              686,266

Other assets                                                                          29,610              102,456
                                                                                 -----------           ----------
                                                                                 $36,845,443           $2,705,330
                                                                                 ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
   Note payable in default                                                       $       --            $  500,000
   Accounts payable                                                                  537,193            1,034,467
   Accrued salaries and benefits                                                     163,592              204,238
   Accrued interest payable                                                          115,394              139,478
   Other accrued liabilities                                                         439,613              105,000
   Due to officers and related party                                                 876,881              105,000
   Customer advance                                                                      --               150,000
   Current portion of capitalized lease obligation                                    36,200               36,200
   Current portion of long-term notes payable                                        364,525                4,000
   Current portion of long-term notes payable to related parties                     237,767              507,926
                                                                                 -----------           ----------
Total current liabilities                                                        $ 2,771,165            2,786,309

Capitalized lease obligation                                                          86,194               94,114
Long-term notes payable                                                              204,000              156,000
Long-term notes payable to related parties                                           131,032              131,032
Due to officers and related party                                                        --               762,897
Commitments and contingencies                                                            --                   --

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value-authorized 2,000,000 shares;
   no shares issued or outstanding                                                       --                   --
Common Stock, $.01 par value-authorized 30,000,000 shares;
    issued and outstanding, 10,644,434 shares at March 31, 1996 and
    6,843,246 at December 31, 1995                                                   106,444               68,432
Additional paid-in capital                                                        42,342,321            7,656,290
Deferred compensation                                                               (391,443)            (401,357)
Accumulated deficit                                                               (8,404,270)          (8,548,387)
                                                                                 -----------          -----------
Total shareholders' equity (capital deficiency)                                   33,653,052           (1,225,022)
                                                                                 -----------           ----------
                                                                                 $36,845,443           $2,705,330
                                                                                 ===========           ==========

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS                THREE MONTHS
                                                        ENDED                       ENDED
                                                    MARCH 31, 1996              MARCH 31, 1995
                                                    --------------              --------------
Product sales:                                       $2,176,203                           --

Cost of sales                                         1,224,206                           --
                                                     ----------
Gross margin                                            951,997                           --

Operating expenses:
     Selling, general and administrative                544,339                      527,444
     Research and development                           252,677                      414,420
                                                     ----------                  -----------
Total operating expenses                                797,016                      941,864
                                                     ----------                  -----------
Income (loss) from operations                           154,981                     (941,864)
Other income (expense):
     Other income                                        76,475                           --
     Interest income                                     17,032                           --
     Interest expense                                  (104,371)                     (67,949)
                                                     ----------                  -----------
Other expense                                           (10,864)                     (67,949)

Net income (loss)                                    $  144,117                  $(1,009,813)
                                                     ==========                  ===========

Earnings (loss) per common and equivalent share:
Primary                                                   $0.02                       ($0.15)
                                                        =======                     ========
Weighted average common and
     equivalent shares outstanding                    9,231,906                    6,844,877
                                                      =========                    =========

Fully diluted                                             $0.02                       ($0.15)
                                                        =======                     ========

Weighted average common and
     equivalent shares outstanding                   $9,249,047                   $6,844,877
                                                     ==========                   ==========

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS                 THREE MONTHS
                                                                      ENDED                        ENDED
                                                                  MARCH 31, 1996               MARCH 31, 1995
                                                                 ---------------               --------------
OPERATING ACTIVITIES
Net income (loss)                                                  $   144,117                  $ (1,009,813)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Depreciation                                                       51,649                        31,912
     Services exchanged for common stock                                 9,914                        31,833
     Changes in operating assets and liabilities:
       Accounts receivable                                          (1,102,419)                           --
       Inventory                                                        87,565                           489
       Prepaid expenses                                                (16,191)                       (3,569)
       Other assets                                                     72,846                       (13,382)
       Accounts payable                                               (497,274)                     (377,351)
       Accrued salaries and benefits                                   (40,646)                      (18,202)
       Accrued interest payable                                          5,757                       (36,390)
       Other accrued liabilities                                       334,613                        19,902
       Due to related party                                              8,984                           --
       Customer advance                                               (150,000)                          --
                                                                   -----------                  ------------

Net cash used in operating activities                               (1,091,085)                   (1,374,571)

INVESTING ACTIVITY
Purchases of property and equipment                                    (74,016)                      (16,298)

FINANCING ACTIVITIES
Proceeds from long-term notes payable                                   60,000                           --
Repayment of long-term notes payable and
     capitalized lease obligations                                    (159,395)                     (173,653)
Repayment of notes payable to related parties                               --                      (142,154)
Advances from factor                                                 1,571,035                           --
Repayments to factor                                                (1,571,035)                          --
Proceeds from sale of common stock                                  34,424,043                       630,188
                                                                   -----------                  ------------
Net cash provided by financing activities                           34,324,648                       314,381

Net increase (decrease) in cash and cash
     equivalents                                                    33,159,547                    (1,076,488)
Cash and cash equivalents at beginning of period                        75,821                     1,494,481
                                                                   -----------                  ------------

Cash and cash equivalents at end of period                         $33,235,368                  $    417,993
                                                                   ===========                  ============

SUPPLEMENTAL INFORMATION
Interest paid                                                      $   128,456                  $        --
                                                                   ===========                  ============

Notes payable and notes payable to related
     parties converted to common stock                             $   300,000                  $    730,000
                                                                   ===========                  ============

Inventory transferred to property and equipment                    $    86,000                  $        --
                                                                   ===========                  ============

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes in the registration statement on Form S-1 filed by Intelligent Medical Imaging, Inc. (the "Company") with the Securities and Exchange Commission. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.   INVENTORIES

     The components of inventory consist of the following:

                                                   March 31,  December 31,
                                                     1996        1995
                                                  ----------  ------------
Raw materials                                     $1,096,187   $  817,064
Work in process                                      385,429      838,117
                                                  ----------   ----------
                                                  $1,481,616   $1,655,181
                                                  ==========   ==========

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                   March 31,  December 31,
                                                     1996        1995
                                                  ----------  ------------
     Furniture, fixtures and office
        equipment                                 $  170,160   $  157,617
     Computer equipment                            1,007,056      859,583
                                                  ----------   ----------
                                                   1,177,216    1,017,200
     Accumulated depreciation                       (382,583)    (330,934)
                                                  ----------   ----------
                                                  $  794,633   $  686,266
                                                  ==========   ==========

4.   INITIAL PUBLIC OFFERING

     On March 27, 1996 the Company completed an initial public offering of 3,450,000 shares of common stock at a price of $11.00 per share. The net proceeds to the Company from the sale of such common stock were approximately $34,000,000 after deducting underwriting commissions of approximately $2,700,000 and offering expenses of approximately $900,000, and are to be used primarily for research and development of Micro21 System enhancements and additional procedures, repayment of accrued liabilities and existing and anticipated indebtedness and working capital and general corporate purposes. Prior to March 31, 1996, the Company repaid $1,065,000 advanced under the Company's factoring arrangement. Subsequent to March 31, 1996, the Company paid $450,000 of accrued bonuses to Messrs. Fitzmorris, Espenhahn and Pereira; $906,000 of notes payable to related parties and $576,000 of notes payable and accrued interest.

     On January 16, 1996, Intelligent Medical Imaging, Inc. ("IMI Delaware") was formed for the purpose of changing the Company's state of incorporation from Florida to Delaware. Also on January 16, 1996, the Board of Directors declared a three-for-one stock split, effective upon the merger described below, on IMI Delaware's common stock in the form of a 200 percent stock dividend, payable January 18, 1996, to shareholders of record on

January 18, 1996. Effective January 17, 1996, IMI Florida was merged into IMI Delaware. IMI Delaware has 30,000,000 shares of $.01 par value common stock and 2,000,000 shares of $.01 par value preferred stock authorized for issuance. IMI Delaware and its predecessor IMI Florida are referred to herein as the "Company."

     The financial statements have been restated to reflect the newly authorized shares and to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock, the par value of the additional shares arising from the split.

5.   NOTES PAYABLE

     As of March 31, 1996, the Company was no longer in default on its note payable to XL Vision. On April 1, 1996, $348,525 was paid to XL Vision in settlement of the full amount outstanding.

6.   COMMITMENTS AND CONTINGENCIES

     In August 1995, the Company entered into an exclusive sales and distribution agreement with Coulter (the "Coulter Agreement") which was amended in January 1996. Through March 31, 1996, Coulter was committed to purchase a certain minimum number of Micro21 Systems for approximately $4,000,000 of which $1,400,000 was earned by the Company in 1995. Subsequent to March 31, 1996, the Company is committed to deliver a certain minimum number of systems at a specified sales price through August 31, 2000, provided that Coulter determines that the Micro21 System meets "market requirements."

     The Coulter Agreement specifies that Coulter will place these systems with end users. The Company and Coulter will share revenue earned from end users after Coulter receives certain minimum payments. As of March 31, 1996, Coulter had not placed any systems under contract with end users.

     Under the terms of the Coulter Agreement, the Company has agreed to license its proprietary software and technology to Coulter. Coulter also has rights to negotiate distribution rights for any new in vitro diagnostic products the Company develops including any new applications for the Micro21 System.

     The Company can terminate the Coulter Agreement in the event that Coulter fails to make the specific purchases, and Coulter can terminate the Agreement if the Micro21 System fails to meet "market requirements." The parties can each terminate the Coulter Agreement under certain other circumstances, including the breach by the other party of the Coulter Agreement.

     Under the Coulter Agreement, Coulter has a right of first offer in the event that the Company intends to engage in a sale of the Company or certain other specified transactions involving a change in control of the Company. Coulter also has the right to match any unsolicited offer by a third party to purchase the Company or engage in certain other transactions involving a change in control of the Company. The Coulter Agreement further provides that the Company is required to indemnify Coulter for any injury to person or property resulting from the design or manufacture of the Micro21 System. The Company is required to maintain product liability insurance with a minimum coverage of $5 million with respect to any such injury.

     On December 28, 1995, the Company entered into a factoring agreement with a commercial factoring company (the "Factor"). The agreement calls for the Factor to purchase a minimum of $3,000,000 of the Company's Coulter receivables, with recourse, over the six-month term of the agreement for 80% of the net amount of the Coulter receivables. In addition, the agreement is guaranteed by the Company's chief executive officer. The processing fee charged by the Factor is 1.15% of the face amount of each invoice for each 15-day period that the invoice remains unpaid. In case of early termination of the six-month contract, the Company is obligated to pay a termination fee equal to $3,000 per month. Through March 31, 1996, the Company received advances of approximately $1,600,000 on approximately $2,000,000 of Coulter accounts receivable. These advances were repaid prior to March 31, 1996. At December 31, 1995, no receivables were purchased by the Factor under this agreement.

     The Company has been notified that its product may infringe patents issued to two other parties. No infringement claim has been asserted against the Company in one of these matters; however, the Company is a party to legal proceedings regarding the other matter. In management's opinion, based upon knowledge of facts and the advice of patent counsel, the ultimate resolution of the infringement claims described above are not expected to have a material adverse affect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company has developed and is marketing the Micro21/Trademark/ System, an intelligent, automated microscope system, for diagnostic use in hospital, commercial reference and physician group laboratories. The Micro21 System is designed to automate a broad range of manual microscopic procedures, potentially enabling the clinical laboratory to reduce costs and exposure to liabilities, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care.

     In August 1995, the Company entered into an exclusive worldwide distribution agreement with Coulter Corporation ("Coulter") for sales, marketing and service of the Micro21 System. Coulter is a leading producer of automated laboratory equipment and the world's largest provider of cellular analysis systems.

     To date, the Micro21 System has only been placed with five hospital laboratories (none for longer than one year) in connection with the testing of the Micro21 System and with four potential customers of Coulter for evaluation pursuant to issued purchase orders. As of March 31, 1996 no Micro21 Systems had been purchased or leased by end users.

     The Company has concentrated its efforts primarily on the development of the Micro21 System and is dependent on the successful commercialization of this product to generate revenues. The success of the Micro21 System is dependent upon many variables, including its acceptance as a reliable, accurate and cost-effective tool for microscopic analysis as well as on the Company's manufacturing capacity and the Company's and Coulter's marketing efforts. The Company is dependent on its relationship with Coulter for a variety of reasons, and termination of this relationship would have a material adverse affect on the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Product sales were $2,176,203 for the three months ended March 31, 1996 compared to $0 for the three months ended March 31, 1995, an increase of $2,176,203. The increase was primarily due to sales of the Micro21 System to Coulter. The Company began selling the Micro21 System to Coulter in August 1995.

     Cost of sales was $1,224,206 for the three months ended March 31, 1996 compared to $0 for the three months ended March 31, 1995, an increase of $1,224,206. The increase was primarily due to sales of the Micro21 System to Coulter. The Company began manufacturing the Micro21 System for Coulter in September 1995.

     Selling, general and administrative expenses were $544,339 for the three months ended March 31, 1996 compared to $527,444 for the three months ended March 31, 1995, an increase of $16,895. The increase was primarily due to increases in staffing and business development expenses.

     Research and development expenses were $252,677 for the three months ended March 31, 1996 compared to $414,420 for the three months ended March 31, 1995, a decrease of $161,743. The decrease was primarily due to the Company's focus on manufacturing the Micro21 System resulting in lower research and development expenses. Research and development expenses are expected to increase as new procedures, technologies and products are developed.

     Other income was $76,475 for the three months ended March 31, 1996 compared to $0 for the three months ended March 31, 1995, an increase of $76,475. The increase was due to a gain recognized in connection with a discount negotiated on a note payable to a third party.

     Interest income was $17,032 for the three months ended March 31, 1996 compared to $0 for the three months ended March 31, 1995, an increase of $17,032. The increase was primarily due to interest earned on the proceeds of the Company's initial public offering which closed on March 27, 1996.

     Interest expense was $104,371 for the three months ended March 31, 1996 compared to $67,949 for the three months ended March 31, 1995, an increase of $36,422. The increase was primarily due to interest incurred on advances received from a factor prior to completion of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 1996, the Company completed an initial public offering, selling 3,450,000 shares of common stock at $11.00 per share, resulting in approximately $34,000,000 in net proceeds to the Company. In the three months ended March 31, 1996, cash and cash equivalents increased $33,159,547, primarily due to net cash provided by proceeds from the initial public offering.

     Net cash used in operating activities of $1,091,085 was primarily due to sales of Micro21 Systems to Coulter resulting in an increase in accounts receivable.

     Net cash used in investing activities of $74,016 was primarily the result of purchases of additional computer equipment.

     Net cash provided by financing activities of $34,324,648 was primarily the result of proceeds from the sale of common stock in the initial public offering.

     At March 31, 1996 the Company had a net operating loss carryforward ("NOL") of approximately $5,100,000 available for income tax purposes that expire in the year 2010. Section 382 of the Internal Revenue Code, as amended ("Section 382"), limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership ("Ownership Change") of the corporation. A portion of the Company's NOLs (approximately $3,000,000) are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995 due to the issuance of common stock. Of the Company's limited NOLs, no more than $500,000 per year may be utilized through 1999. Subsequent to 1999, such amounts will no longer be limited by Section 382.

     The Company believes that the net proceeds of the initial public offering, together with projected cash flow from operations will be sufficient to meet the Company's liquidity and capital requirements for at least two years, although no assurance exists that the Company will not require additional capital prior to the end of such period.

                  ---------------------------------------------

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's history of operating losses; uncertainty of profitability and uncertainty of market acceptance for the Micro21 System; uncertainty of pricing of the Micro21 System; the Company's dependency on its relationship with Coulter for sales, marketing and service of its products; the Company's limited manufacturing experience; reliance on certain single source suppliers; fluctuations in operating results; the Company's ability to protect its trade secrets and proprietary technology (including the outcome of the Company's litigation with International Remote Imaging Systems, Inc.); competition and technical change in the industry in which the Company is engaged; product liability and the ability of the Company to obtain adequate insurance therefor; uncertainty of third party reimbursement and health care reform policies; government regulation and other risk factors, as detailed in the Company's Securities and Exchange Commission filings. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the common stock.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) A Written Consent of Shareholders in Lieu of a Special Meeting was signed in multiple counterparts by a majority of the shareholders of the Company on dates between January 2 and January 12, 1996.

         (c) Pursuant to the Written Consent of Shareholders in Lieu of a Special Meeting, the shareholders voted to approve and adopt (i) the reincorporation of the Company (then a Florida corporation) in Delaware, (ii) the Company's Delaware Certificate of Incorporation,
             (iii) the Agreement of Merger between the Company (as a Florida corporation) with and into the Company (as a Delaware corporation),
             (iv) the Company's Delaware Bylaws, (v) the Company's Amended and Restated 1990 Stock Option Plan, and (vi) the Company's 1995 Non-Employee Director Stock Option Plan. On all of the above proposals, out of the 6,917,045 shares outstanding there were 6,305,281 votes cast in favor, 0 votes cast against, 0 abstentions, 611,764 nonvotes and 0 broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         LIST OF EXHIBITS         DESCRIPTION
         ----------------         -----------
                11                Statement re Computation of Per Share Earnings
                27                Financial Data Schedule

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTELLIGENT MEDICAL IMAGING, INC.

Date:    May 15, 1996               By: /s/ Tyce M. Fitzmorris
                                        --------------------------------------
                                        Tyce M. Fitzmorris, President and Chief
                                        Executive Officer

Date:    May 15, 1996               By: /s/ Gene M. Cochran
                                        ---------------------------------------
                                        Gene M. Cochran, Chief Financial Officer