Form 10-Q
period 1996-06-30
INTELLIGENT MEDICAL IMAGING INC
filed 1996-08-14
CIK 930090

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30 1996

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 627-0344

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO __

         AS OF AUGUST 12, 1996, THERE WERE OUTSTANDING 10,802,904 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                        INTELLIGENT MEDICAL IMAGING, INC.

                           QUARTER ENDED JUNE 30, 1996


                                      INDEX

                                                                          PAGE


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                      3

                  BALANCE SHEETS AS OF JUNE 30, 1996 AND                    3
                  DECEMBER 31, 1995

                  STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS     4
                  ENDED JUNE 30, 1996 AND 1995.

                  STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS               5
                  ENDED JUNE 30, 1996 AND 1995

                  NOTES TO FINANCIAL STATEMENTS                             6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         8
                  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                        10

SIGNATURES                                                                 11


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                                                       JUNE 30,             DECEMBER 31,
                                                                         1996                   1995
                                                                   -----------------      ------------------
                                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                          $17,973,876                 $75,821
     Accounts receivable                                                    373,840                 182,000
     Investments available for sale                                      12,591,813                       -
     Inventory                                                            1,962,407               1,655,181
     Prepaid expenses                                                       123,366                   3,606
                                                                   -----------------      ------------------
Total current assets                                                     33,025,302               1,916,608

Property and equipment, net                                               1,037,920                 686,266

Other assets                                                                 60,355                 102,456
                                                                   -----------------      ------------------
                                                                        $34,123,577              $2,705,330
                                                                   =================      ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
     Note payable in default                                                     $-                $500,000
     Accounts payable                                                       525,429               1,034,467
     Accrued salaries and benefits                                          275,106                 204,238
     Accrued interest payable                                                     -                 139,478
     Other accrued liabilities                                               90,699                 105,000
     Due to officers and related party                                            -                 105,000
     Customer advance                                                             -                 150,000
     Current portion of capitalized lease obligation                         36,200                  36,200
     Current portion of long-term notes payable                                   -                   4,000
     Current portion of long-term notes payable to related parties                -                 507,926
                                                                   -----------------      ------------------
Total current liabilities                                                   927,434               2,786,309

Capitalized lease obligation                                                 78,048                  94,114
Long-term notes payable                                                           -                 156,000
Long-term notes payable to related parties                                        -                 131,032
Due to officers and related party                                                 -                 762,897
Commintments and contingencies

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value-authorized 2,000,000 shares;
     no shares issued or outstanding                                              -                       -
Common stock, $.01 par value-authorized 30,000,000 shares;
     issued and outstanding, 10,799,905 shares at June 30, 1996
     and 6,843,246 at December 31, 1995                                     107,999                  68,432
Additional paid-in capital                                               42,370,973               7,656,290
Deferred compensation                                                     (368,130)               (401,357)


Net unrealized investment gains and (losses)                                (4,073)
Accumulated deficit                                                     (8,988,674)             (8,548,387)
                                                                   -----------------      ------------------
Total stockholders' equity (capital deficiency)                          33,118,095             (1,225,022)
                                                                   -----------------      ------------------
                                                                        $34,123,577              $2,705,330
                                                                   =================      ==================

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          THREE MONTHS      THREE MONTHS      SIX MONTHS        SIX MONTHS
                                              ENDED            ENDED             ENDED            ENDED
                                          JUNE 30, 1996   JUNE 30, 1995      JUNE 30, 1996   JUNE 30, 1995
                                          -------------   -------------      -------------   -------------

Product sales:                                   $889,879        $-               $3,066,082        $-

Cost of sales                                     485,205         -                1,709,411         -
                                        ----------------------------------------------------------------------
Gross margin                                      404,674         -                1,356,671         -

Operating expenses:
     Selling, general and                         712,118          453,230         1,256,457          980,674
administrative
     Research and development                     645,012          295,724           897,689          710,144
                                        ----------------------------------------------------------------------
Total operating expenses                        1,357,130          748,954         2,154,146        1,690,818
                                        ----------------------------------------------------------------------
Loss from operations                            (952,456)        (748,954)         (797,475)      (1,690,818)
Other income (expense):
     Other                                              -          (5,963)            76,475          (5,963)
     Investment and interest income               393,650            4,064           410,682            4,064
     Interest expense                            (25,598)          (2,222)         (129,969)         (70,171)
                                        ----------------------------------------------------------------------
Other income (expense)                            368,052          (4,121)           357,187         (72,070)


Net loss                                       $(584,404)       $(753,075)        $(440,287)     $(1,762,888)
                                        ======================================================================

Loss per common share                             $(0.05)          $(0.11)           $(0.05)          $(0.26)
                                        ======================================================================
Weighted average common
     shares outstanding                        10,687,173        6,858,266         9,000,278        6,851,471
                                        ======================================================================

See accompanying notes


                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           SIX MONTHS              SIX MONTHS
                                                              ENDED                  ENDED
                                                          JUNE 30, 1996          JUNE 30, 1995
                                                        ------------------      -----------------
OPERATING ACTIVITIES
Net loss                                                       $(440,287)           $(1,762,888)
Adjustments to reconcile net loss
     to net cash used in operating activities:
          Depreciation                                            109,054                 84,842
          Services exchanged for common stock                      33,227                 63,666
          Changes in operating assets and liabilities
               Accounts receivable                              (191,840)                      -
               Inventory                                        (454,322)              (709,815)
               Prepaid expenses                                 (119,760)                (5,369)
               Other assets                                        42,101               (42,367)
               Accounts payable                                 (509,038)               (98,760)
               Accrued salaries and benefits                       70,868               (56,639)
               Accrued interest payable                         (139,478)               (39,100)
               Other accrued liabilities                         (14,301)                      -
               Due to related party                             (867,897)                      -
               Customer advance                                 (150,000)                      -
                                                        ------------------      -----------------

Net cash used in operating activities                         (2,631,673)            (2,566,430)

INVESTING ACTIVITIES
Purchases of property and equipment                             (313,612)              (118,760)
Purchase of investments available for sale                   (12,591,813)                      -
                                                        ------------------      -----------------
Net cash used in investing activities                        (12,905,425)              (118,760)

FINANCING ACTIVITIES
Proceeds from long-term notes payable                              60,000
Repayment of long-term notes payable and
     capitalized lease obligations                              (736,066)              (233,874)
Repayments of notes payable to related parties                  (338,958)              (139,225)
Advances from factor                                           2,216,614                      -
Repayments to factor                                          (2,216,614)                      -
Proceeds from sale of common stock                             34,450,177              2,363,033
                                                        ------------------      -----------------
Net cash provided by financing activities                      33,435,153              1,989,934

Net increase (decrease) in cash and cash
     equivalents                                               17,898,055              (695,256)
Cash and cash equivalents at beginning of period                   75,821              1,494,481
                                                        ------------------      -----------------

Cash and cash equivalents at end of period                    $17,973,876               $799,225
                                                        ==================      =================

SUPPLEMENTAL INFORMATION
Interest paid                                                    $236,602                $37,702
                                                        ==================      =================

Notes payable and notes payable to related



     parties converted to common stock                           $300,000               $930,000
                                                        ==================      =================

Inventory transferred to property and equipment                  $147,096                     $-
                                                        ==================      =================

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes in the registration statement on Form S-1 filed by Intelligent Medical Imaging, Inc. (the "Company") with the Securities and Exchange Commission. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.   INVESTMENTS AVAILABLE FOR SALE

     Investments available for sale consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 1996, all securities were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the statements of operations.

Investment securities available for sale at June 30, 1996, are summarized as follows:

                                                                         Unrealized           Market
                                                        Cost           Gains (Losses)         Value
                                                 ----------------------------------------------------------
U.S. Government Securities
  maturing in 1 year or less                            1,556,621.56         (2,926.45)       1,555,811.56
Accrued interest-U.S. Government bonds                                                            1,828.81
Corporate bonds
  maturing in 1 year or less                            6,978,682.07         (5,379.47)       6,970,302.60
Accrued interest-Corporate bonds                                                                132,591.70
Asset backed securities
  maturing in 2 year or less                            3,926,961.58           4,233.16       3,931,277.90
                                                 ----------------------------------------------------------

Total investments available for sale                   12,462,265.21         (4,072.76)      12,591,812.57
                                                 ==========================================================

3.   INVENTORY

     The components of inventory consist of the following:

                           June 30,               December 31,
                             1996                     1995
                        ----------------        -----------------
Raw materials                $1,247,796                 $817,064
Work in process                 519,729                  838,117
Finished goods                  194,882                        -
                        ----------------        -----------------
                             $1,962,407               $1,655,181
                        ================        =================

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                         June 30,               December 31,
                                           1996                     1995
                                      ----------------        -----------------
Furniture, fixtures and office
     equipment                               $252,334                 $157,617
Computer and development
     equipment                              1,225,574                  859,583
                                      ----------------        -----------------
                                            1,477,908                1,017,200
Accumulated depreciation                    (439,988)                (330,934)
                                      ----------------        -----------------
                                           $1,037,920                 $686,266
                                      ================        =================




5.   INITIAL PUBLIC OFFERING

     On March 27, 1996 the Company completed an initial public offering of 3,450,000 shares of common stock at a price of $11.00 per share. The net proceeds to the Company from the sale of such common stock were approximately $34,000,000 after deducting underwriting commissions of approximately $2,700,000 and offering expenses of approximately $900,000, and are to be used primarily for research and development of Micro21 System enhancements and additional procedures, repayment of accrued liabilities and existing and anticipated indebtedness and working capital and general corporate purposes. Prior to June 30, 1996, the Company repaid $2,216,614 advanced under the Company's factoring arrangement, paid $450,000 of accrued bonuses to Messrs. Tyce Fitzmorris, President, CEO and Chairman of the Company, Eric Espenhahn, Vice President - Product Development and Jaime Pereira, Vice President - Engineering; $868,711 of notes payable to related parties and accrued interest, and $650,621 of notes payable and accrued interest.

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

6.   NOTES PAYABLE

     As of March 31, 1996, the Company was no longer in default on its note payable to XL Vision. On April 1, 1996, $348,525 was paid to XL Vision in settlement of the full amount outstanding.

7.   COMMITMENTS AND CONTINGENCIES

     In August 1995, the Company entered into an exclusive sales and distribution agreement with Coulter (the "Coulter Agreement") which was amended in January 1996. Through March 31, 1996, Coulter was committed to purchase a certain minimum number of Micro21 Systems for approximately $4,000,000 of which $1,400,000 was earned by the Company in 1995 and the balance was earned during 1996. Subsequent to March 31, 1996, the Company is committed to deliver a certain minimum number of systems at a specified sales price through August 31, 2000, provided that the Micro21 System meets "market requirements," as to the first contract year ending August 31, 1996 and subject to modification by mutual agreement due to market conditions for subsequent periods through August 31, 2000.

     The Coulter Agreement specifies that Coulter will place these systems with end users. The Company and Coulter will share revenue earned from end users after Coulter receives certain minimum payments. To date, Coulter has placed 18 Micro21 Systems with end users and four of these systems have been purchased or leased from Coulter by end users.

     Under the terms of the Coulter Agreement, the Company has agreed to license its proprietary software and technology to Coulter. Coulter also has rights to negotiate distribution rights for any new in vitro diagnostic products the Company develops including any new applications for the Micro21 System.

     The Company can terminate the Coulter Agreement in the event that Coulter fails to make the minimum required purchases, and Coulter can terminate the Agreement if the Micro21 System fails to meet "market requirements." The parties can each terminate the Coulter Agreement under certain other circumstances, including the breach by the other party of the Coulter Agreement.

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

     On December 28, 1995, the Company entered into a factoring agreement with a commercial factoring company (the "Factor") in which the Factor agreed to purchase a minimum of $3,000,000 of the Company's Coulter receivables, with recourse, over the six-month term of the agreement for 80% of the net amount of the Coulter receivables. The processing fee charged by the Factor was 1.15% of the face amount of each invoice for each 15-day period that the invoice remained unpaid. The factoring agreement was terminated July 6, 1996. Through June 30, 1996, the Company received advances of approximately $2,216,000 on approximately $2,775,000 of Coulter accounts receivable. These advances were repaid prior to June 30, 1996. At December 31, 1995, no receivables were purchased by the Factor under this Agreement.

     The Company has been notified that its product may infringe patents issued to two other parties. No infringement claim has been asserted against the Company in one of these matters; however, the Company is a party to legal proceedings regarding the other matter. In management's opinion, based upon knowledge of facts and the advice of patent counsel, the ultimate resolution of the infringement claims described above are not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company has developed and is marketing the Micro21(TM) System, an intelligent, automated microscope system, for diagnostic use in hospital, commercial reference and physician group laboratories. The Micro21 System is designed to automate a broad range of manual microscopic procedures, potentially enabling the clinical laboratory to reduce costs and exposure to liabilities, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care.

     In August 1995, the Company entered into an exclusive worldwide distribution agreement (the "Coulter Agreement") with Coulter Corporation ("Coulter") for sales, marketing and service of the Micro21 System. Coulter is a leading producer of automated laboratory equipment and the world's largest provider of cellular analysis systems.

     To date, the Micro21 System has been placed with 18 hospital laboratories (none for longer than one year) in connection with the testing of the Micro21 System for evaluation pursuant to issued purchase orders. To date, four of these systems had been purchased or leased by end users.

     The Company has concentrated its efforts primarily on the development of the Micro21 System and is dependent on the successful commercialization of this product to generate revenues. The success of the Micro21 System is dependent upon many variables, including its acceptance as a reliable, accurate and cost-effective tool for microscopic analysis as well as on the Company's manufacturing capacity and the Company's and Coulter's marketing efforts. The Company is dependent on its relationship with Coulter for a variety of reasons and termination of the Coulter Agreement would have a material adverse effect on the Company.

RESULTS OF OPERATIONS

     Product sales were $889,879 for the second quarter of 1996 compared with $0 for the second quarter of 1995 an increase of $889,879. Product sales were $3,066,082 for the six months ended June 30, 1996 compared to $0 for the six months ended June 30, 1995, an increase of $3,066,082. The increase was primarily due to sales of the Micro21 System to Coulter. The Company began selling the Micro21 System to Coulter in August 1995.

     Cost of sales was $485,205 for the second quarter of 1996 compared with $0 for the second quarter of 1995 an increase of $485,205. Cost of sales was $1,709,411 for the six months ended June 30, 1996 compared to $0 for the six months ended June 30, 1995, an increase of $1,709,411. The increase was primarily due to sales of the Micro21 System to Coulter. The Company began manufacturing the Micro21 System for Coulter in August 1995.

     Selling, general and administrative expenses were $712,118 for the second quarter of 1996 compared with $453,230 for the second quarter of 1995 an increase of $258,888 or 57%. Selling, general and administrative expenses have continued to increase because of the continued growth of the Company and the need for additional personnel. Selling, general and administrative expenses were $1,256,457 for the six months ended June 30, 1996 compared to $980,674 for the six months ended June 30, 1995, an increase of $275,783 or 28%. The increase was primarily due to increases in staffing and business development expenses.

     Research and development expenses were $645,012 for the second quarter of 1996 compared with $295,724 for the second quarter of 1995 an increase of $349,288 or 118%. Research and development expenses have increased due to resources being utilized in the development of new procedures, technologies and products. Research and development expenses were $897,689 for the six months ended June 30, 1996 compared to $710,144 for the six months ended June 30, 1995, an increase of $187,545 or 26%. The increase was primarily due to the Company's development of new procedures and new products for the Micro21. Research and development expenses are expected to increase as new procedures, technologies and products are developed.

     Other income was $0 for the second quarter of 1996 compared to an expense of $5,963 for the second quarter of 1995. Other income was $76,475 for the six months ended June 30, 1996 compared to an expense of $5,963 for the six months ended June 30, 1995, an increase of $82,438. The increase was due to a gain recognized in connection with a discount negotiated on a note payable to a third party.

     Interest income was $393,650 for the second quarter of 1996 compared with $4,064 for the second quarter of 1995 an increase of $389,586. Interest income was $410,682 for the six months ended June 30, 1996 compared to $4,064 for the six months ended June 30, 1995, an increase of $406,618. The increase was primarily due to interest earned on the proceeds of the Company's initial public offering which closed on March 27, 1996.

     Interest expense was $25,598 for the second quarter of 1996 compared with $2,222 for the second quarter of 1995 an increase of $23,376. Interest expense was $129,969 for the six months ended June 30, 1996 compared to $70,171 for the six months ended June 30, 1995, an increase of $59,798. The increase was primarily due to interest incurred on advances received from a factor prior to completion of the initial public offering, and to satisfy the terms and conditions as specified in the factoring agreement.

LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 1996, the Company completed an initial public offering, selling 3,450,000 shares of common stock at $11.00 per share, resulting in approximately $34,000,000 in net proceeds to the Company. In the six months ended June 30, 1996, cash, cash equivalents and investments increased $30,489,868, primarily due to net cash provided by proceeds from the initial public offering. At June 30, 1996 the Company had paid all long term notes payable and all notes payable to related parties.

     In May 1996 the Company employed investment advisors to manage the cash assets of the Company subject to specific restrictions and limitations. The advisors are allowed to buy, sell, exchange and otherwise trade in any stocks, bonds and other securities consistent with the Company's objectives. The specific restrictions and limitations limit the advisors to investments characterized as investment grade only and of maturities no longer than two years. These investments are classified as available for sale.

     Cash and cash equivalents consist of cash and liquid investments with a maturity of 90 days or less. Investments available for sale consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Unrealized holding gains and losses on securities classified as available for sale are reported as a separate component of shareholders' equity.

     Net cash used in operating activities of $2,631,673 was primarily due to increasing inventories, reduction of accounts payable, payments on notes payable and payments on debt and notes payable to related parties

     Net cash used in investing activities of $12,905,425 was primarily the result of purchases of additional computer and development equipment and leasehold improvements to the corporate offices and purchases of investments.

     Net cash provided by financing activities of $33,435,153 was primarily the result of proceeds from the sale of common stock in the initial public offering. Cash was used to pay notes payable and accrued interest.

     At June 30, 1996 the Company had a net operating loss carryforward ("NOL") of approximately $5,600,000 available for income tax purposes that expire in the year 2010. Section 382 of the Internal Revenue Code, as amended ("Section 382"), limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership ("Ownership Change") of the corporation. A portion of the Company's NOLs (approximately $3,000,000) are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995 due to the issuance of common stock. Of the Company's limited NOLs, no more than $500,000 per year may be utilized through 1999. Subsequent to 1999, such amounts will no longer be limited by Section 382.

     The Company believes that the net proceeds of the initial public offering, together with projected cash flow from operations, will be sufficient to meet the Company's liquidity and capital requirements for at least two years, although no assurance exists that the Company will not require additional capital prior to the end of such period.

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

Forward-looking statements involve a number of risks and uncertainties including, but not limited to, uncertainty of widespread market acceptance of the Micro21 System, uncertainty of pricing, the Company's dependency on its relationship with Coulter for sales, marketing and service of its products, reliance on certain single source suppliers; unanticipated fluctuations in operating results; the Company's ability to protect its trade secrets and proprietary technology (including the outcome of the Company's litigation with International Remote Imaging Systems, Inc.); competition and technical change in the industry in which the Company is engaged; product liability and the ability of the Company to obtain adequate insurance therefor; uncertainty of third party reimbursement and health care reform policies; and government regulation. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

                           PART II - OTHER INFORMATION



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


                                INTELLIGENT MEDICAL IMAGING, INC.



Date:    August 14, 1996        By:    /S/ TYCE M. FITZMORRIS
                                       ----------------------
                                       Tyce M. Fitzmorris, President and Chief
                                       Executive Officer


Date:    August 14, 1996        By:    /S/ GENE M. COCHRAN
                                       ----------------------
                                       Gene M. Cochran, Chief Financial Officer