Form 10-Q
period 1996-09-30
INTELLIGENT MEDICAL IMAGING INC
filed 1996-11-14
CIK 930090

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

AS OF NOVEMBER 8, 1996, THERE WERE OUTSTANDING 10,895,054 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                        INTELLIGENT MEDICAL IMAGING, INC.

                        QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                      PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS                                   3

                 BALANCE SHEETS AS OF SEPTEMBER 30, 1996 AND            3
                 DECEMBER 31, 1995

                 STATEMENTS OF OPERATIONS FOR THE THREE AND NINE        4
                 MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                 STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS           5
                 ENDED SEPTEMBER 30, 1996 AND 1995

                 NOTES TO FINANCIAL STATEMENTS                          6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL      8
                 CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                            13

         ITEM 1. LEGAL PROCEEDINGS                                     13

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                      13

SIGNATURES                                                             14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  1996            1995
                                              -------------   ------------
                                              (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                 $1,770,291         $75,821
     Investments available for sale            25,903,475               -
     Accounts receivable                          593,391         182,000
     Accrued interest receivable                  246,389               -
     Inventory                                  3,060,936       1,655,181
     Prepaid expenses                              91,475           3,606
                                              ------------    ------------
Total current assets                           31,665,957       1,916,608

Property and equipment, net                     1,348,045         686,266

Other assets                                       47,242         102,456
                                              ------------    ------------
                                              $33,061,244      $2,705,330
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY)
Current liabilities:
     Note payable in default                           $-        $500,000
     Accounts payable                             650,581       1,034,467
     Accrued salaries and benefits                326,417         204,238
     Accrued interest payable                           -         139,478
     Other accrued liabilities                     56,482         105,000
     Due to officers and related party                  -         105,000
     Customer advance                                   -         150,000
     Current portion of capitalized lease
       obligation                                  36,200          36,200
     Current portion of long-term notes
       payable                                          -           4,000
     Current portion of long-term notes
       payable to related parties                       -         507,926
                                              ------------    ------------
Total current liabilities                       1,069,680       2,786,309

Capitalized lease obligation                       66,917          94,114
Long-term notes payable                                 -         156,000
Long-term notes payable to related parties              -         131,032
Due to officers and related party                       -         762,897
Commitments and contingencies

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value-authorized
  2,000,000 shares; no shares issued
    or outstanding                                      -               -
Common stock, $.01 par value-authorized
  30,000,000 shares; issued and
  outstanding, 10,871,355 shares at
  September 30, 1996, and 6,843,246
  at December 31, 1995                            108,714          68,432
Additional paid-in capital                     42,382,412       7,656,290
Deferred compensation                            (344,817)       (401,357)
Net unrealized investment gains and (losses)       22,258               -
Accumulated deficit                           (10,243,919)     (8,548,387)
                                              ------------    ------------
Total stockholders' equity (capital
  deficiency)                                  31,924,648     (1,225,022)
                                              ------------    ------------
                                              $33,061,244      $2,705,330
                                              ============    ============
See accompanying notes


                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS                        NINE MONTHS
                                                ENDED                                ENDED
                                  SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                      1996               1995               1996               1995

Sales                             $   258,702        $   160,883        $ 3,324,785        $   160,883


Cost of sales                          78,988            220,012          1,788,399            220,012
                                  -----------        -----------        -----------        -----------
                                      179,714            (59,129)         1,536,386            (59,129)

Operating expenses:
  Selling, general and
    administrative                  1,004,391            738,331          2,260,848          1,719,005
  Research and
    development                       815,020            349,707          1,712,709          1,059,851
                                  -----------        -----------        -----------        -----------
Total operating expenses            1,819,411          1,088,038          3,973,557          2,778,856
                                  -----------        -----------        -----------        -----------
 Loss from operations              (1,639,696)        (1,147,167)        (2,437,171)        (2,837,985)

Other income (expense):
  Other                                    --                 --             76,475                 --
  Investment and
    interest income                   395,631              8,731            806,312             10,896
  Interest expense                    (11,179)           (36,574)          (141,149)          (110,809)
                                  -----------        -----------        -----------        -----------
Other income (expense)                384,452            (27,842)           741,639            (99,913)
                                  -----------        -----------        -----------        -----------

Loss before extraordinary item     (1,255,244)        (1,175,009)        (1,695,532)        (2,937,898)
Extraordinary item-gain on
  early extinguishment of debt             --            157,494                 --            157,494
                                  -----------        -----------        -----------        -----------

Net loss                          $(1,255,244)       $(1,017,515)       $(1,695,532)       $(2,780,404)
                                  ===========        ===========        ===========        ===========

Loss per common share:
  Before extraordinary item             (0.12)              (.17)             (0.18)             (0.43)
  Extraordinary item-gain
    on early extinguishment
    of debt                                --               0.02                 --               0.02
                                  -----------        -----------        -----------        -----------

Net loss per common share         $     (0.12)       $     (0.15)       $     (0.18)       $     (0.41)
                                  ===========        ===========        ===========        ===========

Weighted average common
     shares outstanding            10,836,254          6,858,266          9,616,735          6,853,761
                                  ===========        ===========        ===========        ===========

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   NINE MONTHS      NINE MONTHS
                                                      ENDED           ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                       1996            1995

OPERATING ACTIVITIES

Net loss                                         $ (1,695,532)      $(2,780,404)
Adjustments to reconcile net loss
   to net cash used in operating
activities:
      Depreciation                                    206,768           127,264
      Services exchanged for common                    56,540            95,499
         stock
      Changes in operating assets
         and liabilities
           Accounts receivable                       (411,391)         (161,325)
           Inventory                               (1,799,108)       (1,116,073)
           Prepaid expenses and accrued
             interest receivable                     (334,258)          (18,254)
           Other assets                                55,214           (17,667)
           Accounts payable                          (383,886)          (82,198)
           Accrued salaries and
             benefits                                 122,179           (75,659)
           Accrued interest payable                  (139,478)          (61,941)
           Other accrued liabilities                  (48,518)           30,680
           Due to related party                      (105,000)             --
           Customer advance                          (150,000)             --
                                                 ------------       -----------
Net cash used in operating activities              (4,626,470)       (4,060,078)


INVESTING ACTIVITIES
Purchases of property and equipment                  (475,194)         (131,871)
Purchase of investments available
  for sale                                        (25,881,217)             --
                                                 ------------       -----------
Net cash used in investing activities             (26,356,411)         (131,871)


FINANCING ACTIVITIES
Proceeds from long-term notes payable                  60,000              --
Repayment of long-term notes payable
  and capitalized lease obligations                  (747,197)         (774,910)
Repayments of notes payable to related
  parties                                            (338,958)         (186,643)
Advance from factor                                 2,216,614              --
Repayments to factor                               (2,216,614)             --
Due to related party                                 (762,897)             --
Proceeds from sale of common stock                 34,466,404         4,017,628
                                                 ------------       -----------
Net cash provided by financing activities          32,677,352         3,056,075

Net increase (decrease) in cash and cash
  equivalents                                       1,694,470        (1,135,874)

Cash and cash equivalents at beginning
  of period                                            75,821         1,494,482
                                                 ------------       -----------

Cash and cash equivalents at end of
  period                                         $  1,770,291       $   358,608
                                                 ============       ===========
SUPPLEMENTAL INFORMATION
Interest paid                                    $    141,149       $    37,702
                                                 ============       ===========
Notes payable and notes payable to
  related parties converted to
  common stock                                   $    300,000       $   930,000
                                                 ============       ===========
Inventory transferred to property and
equipment                                        $    393,353       $      --
                                                 ============       ===========

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes in the registration statement on Form S-1 filed by Intelligent Medical Imaging, Inc. (the "Company") with the Securities and Exchange Commission. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.   INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 1996, all securities were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the statements of operations.

Investment securities available for sale at September 30, 1996, are summarized as follows:

                                                   UNREALIZED      MARKET
                                        COST         GAINS         VALUE
                                                    (LOSSES)
                                    ---------------------------------------

U.S. Government Securities          $ 6,666,518    $(10,752)    $ 6,655,766

Corporate bonds                     $13,639,198    $  22,304    $13,661,502

Asset backed securities             $ 5,575,502    $  10,705    $ 5,586,207
                                    ----------------------------------------

Total investments available for     $25,881,218    $  22,257    $25,903,475
sale
                                    =======================================


3.   INVENTORY
The components of inventory consist of the following:

                              SEPTEMBER 30     DECEMBER 31,
                                 1996             1995
                              ------------     ------------
Raw materials                 $  1,192,359     $    817,064
Work in process                    207,334          838,117
Finished goods
                                 1,660,943                -
                              ------------     ------------
                              $  3,060,636     $  1,655,181
                              ============     ============

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                             SEPTEMBER 30,      DECEMBER 31,
                                 1996               1995
                             -------------      ------------
Furniture, fixtures and
  office equipment           $     737,752      $    157,617
Computer and development
  equipment                      1,147,995           859,583
                             -------------      ------------
                                 1,885,747         1,017,200
Accumulated depreciation          (537,702)         (330,934)
                             -------------      ------------
                             $   1,348,045      $    686,266
                             =============      ============



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

6.   NOTES PAYABLE

On April 1, 1996, $348,525 was paid to XL Vision in settlement of the full amount outstanding on the note payable in default at December 31, 1995.

7.   COMMITMENTS AND CONTINGENCIES

In August 1995, the Company entered into an exclusive sales and distribution agreement with Coulter (the "Coulter Agreement") which was amended in January 1996. Through March 31, 1996, Coulter was committed to purchase a certain minimum number of Micro21 Systems for approximately $4,000,000 of which $1,400,000 was earned by the Company in 1995 and the balance was earned during 1996. Subsequent to March 31, 1996, under the Coulter Agreement the Company was committed to deliver a certain minimum number of systems at a specified sales price through August 31, 2000, provided that the Micro21 System meets "market requirements," as to the first contract year ending August 31, 1996 and subject to modification by mutual agreement due to market conditions for subsequent periods through August 31, 2000.

The Coulter Agreement specifies that Coulter will place these systems with end users and the Company and Coulter will share revenue earned from end users after Coulter receives certain minimum payments. To date, 24 Micro21 Systems have been installed with end users (19 in the United States) of which four have been purchased or leased from Coulter by U.S. hospitals for use in their clinical laboratories. In addition, the Company has placed six Micro21 Systems from its inventory with end users pursuant to evaluation orders obtained by Coulter.

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

On September 30, 1996 Coulter unilaterally revoked its previous commitment to purchase $5,500,000 of Micro21 Systems during the third and fourth quarters of 1996. In response, the Company gave Coulter written notice of termination of the Coulter Agreement and submitted this dispute to arbitration in accordance with the terms of the Coulter Agreement. As a result of Coulter's revocation of its commitment to purchase any Micro21 Systems during the third and fourth quarters of 1996, the Company did not realize any product sales for the third quarter ended September 30, 1996, and the Company may not realize any product sales for the fourth quarter ended December 31, 1996.

On December 28, 1995, the Company entered into a factoring agreement with a commercial factoring company (the "Factor") in which the Factor agreed to purchase a minimum of $3,000,000 of the Company's Coulter receivables, with recourse, over the six-month term of the agreement for 80% of the net amount of the Coulter receivables. The processing fee charged by the Factor was 1.15% of the face amount of each invoice for each 15-day period that the invoice remained unpaid. The factoring agreement was terminated July 6, 1996. During 1996, the Company received advances of approximately $2,216,000 on approximately $2,775,000 of Coulter accounts receivable all of which were paid during 1996. At December 31, 1995, no receivables were purchased by the Factor under this Agreement

The Company has been notified that its product may infringe patents issued to two other parties. No infringement claim has been asserted against the Company in one of these matters; however, the Company is a party to legal proceedings regarding the other matter. In management's opinion, based upon knowledge of facts and the advice of patent counsel, the ultimate resolution of the infringement claims described above are not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

To date, 24 Micro21 Systems have been placed with 24 hospital laboratories (19 in the U.S.) (none for longer than one year) in connection with the testing of the Micro21 System for evaluation pursuant to issued evaluation orders. To date, four of these systems have been purchased or leased by end user U.S. hospitals for use in their clinical laboratories. In addition, the Company has placed six Micro21 Systems from its inventory with end users pursuant to evaluation orders obtained by Coulter.

On September 30, 1996 Coulter unilaterally revoked its previous commitment to purchase $5,500,000.00 of Micro21 Systems during the third and fourth quarters of 1996. In response, the Company gave Coulter written notice of termination of the Coulter Agreement and submitted this dispute to arbitration in accordance with the terms of the Coulter Agreement. As a result of Coulter's revocation of its commitment to purchase any Micro21 Systems during the third and fourth quarters of 1996, the Company did not realize any product sales for the third quarter ended September 30, 1996, and the Company may not realize any product sales for the fourth quarter ended December 31, 1996. See "Item 1. Legal Proceedings."

The Company has concentrated its efforts primarily on the development of the Micro21 System and is dependent on the successful commercialization of this product to generate revenue. The success of the Micro21 System is dependent upon many variables, including its acceptance as a reliable, accurate and cost-effective tool for microscopic analysis as well as on the Company's manufacturing capacity. The Company has been dependent on its relationship with Coulter for sales, marketing and service. Coulter's revocation of its previous commitment to purchase Micro21 Systems during the third and fourth quarters of 1996 has had a material adverse effect on the Company's results of operations for the third quarter of 1996 and is expected to have a material adverse effect on the Company's results of operations for the fourth quarter and for the fiscal year ending December 31, 1996.

The Company has given Coulter written notice of termination of the Coulter Agreement and, following the expiration of a thirty day cure period, written notice that the Company has deemed the Coulter Agreement to be terminated. Coulter has stated that it has not breached the Coulter Agreement and that the Coulter Agreement remains in effect. The dispute has been submitted to arbitration. Under the Coulter Agreement, Coulter had primary responsibility for sales, marketing and service relating to the Micro21 System. Termination of the Coulter Agreement requires the Company to build an internal sales and marketing organization to enable the Company to implement its plans for operating without Coulter. The Company anticipates it will continue to sell the Micro21 System to Coulter but it will not do so pursuant to the exclusive distribution arrangement set forth in the Coulter Agreement. Any delay and expense associated with building the Company's sales and marketing organization following termination of the Coulter Agreement could have a material adverse effect on the Company's results of operations during the fourth quarter of 1996 and for the fiscal year ending December 31, 1996.

In addition, the Company cannot predict with certainty the results of the pending arbitration process. While the Company believes it has a legal right to terminate the Coulter Agreement and the related distribution relationship with Coulter, an arbitration panel may disagree and the Company could be required to pay damages to Coulter for wrongful termination, which could have a material adverse effect on the Company's financial condition and its results of operations.

RESULTS OF OPERATIONS

Product sales were $258,702 for the third quarter of 1996 compared with $160,883 for the third quarter of 1995, an increase of $97,819. Product sales were $3,324,785 for the nine months ended September 30, 1996 compared to $160,883 for the nine months ended September 30, 1995, an increase of $3,163,902. The increase in product sales for the quarter was primarily due to sales of peripheral equipment and service billings. There were no sales of Micro 21 Systems to Coulter in the third quarter of 1996.

Cost of sales was $78,988 for the third quarter of 1996 compared with $220,012 for the third quarter of 1995, a decrease of $141,024. Cost of sales was $1,788,399 for the nine months ended September 30, 1996 compared to $220,012 for the nine months ended September 30, 1995, an increase of $1,568,387. The decrease in cost of sales for the quarter was primarily due to Coulter's failure to purchase Micro21 Systems in the third quarter.

Selling, general and administrative expenses were $1,004,391 for the third quarter of 1996 compared with $738,331 for the third quarter of 1995, an increase of $266,060 or 36%. Selling, general and administrative expenses have continued to increase because of the continued growth of the Company and the need for additional personnel. Selling, general and administrative expenses were $2,260,848 for the nine months ended September 30, 1996 compared to $1,719,005 for the nine months ended September 30, 1995, an increase of $541,843 or 31%. The increase was primarily due to increases in staffing and business development expenses.

Research and development expenses were $815,020 for the third quarter of 1996 compared with $349,707 for the third quarter of 1995, an increase of $465,313 or 133%. Research and development expenses have increased due to resources being utilized in the development of new procedures, technologies and products. Research and development expenses were $1,712,709 for the nine months ended September 30, 1996 compared to $1,059,851 for the nine months ended September 30, 1995, an increase of $652,858 or 62%. The increase was primarily due to the Company's development of new procedures, upgrades and new products for the Micro21 System. Research and development expenses are expected to increase as new procedures, technologies and products are developed.

Other income and extraordinary income was $0 for the third quarter of 1996 compared with $157,494 for the third quarter of 1995 due to an extraordinary gain in 1995 resulting from the Company's settlement of a note payable. Other income and extraordinary income was $76,475 for the nine months ended September 30, 1996 compared with $157,494 for the nine months ended September 30, 1995, a decrease of $81,019.

Interest income was $395,631 for the third quarter of 1996 compared with $8,731 for the third quarter of 1995, an increase of $386,900. Interest income was $806,312 for the nine months ended September 30, 1996 compared to $10,896 for the nine months ended September 30, 1995, an increase of $795,416. The increase was primarily due to interest income earned on the proceeds from the Company's initial public offering which closed on March 27, 1996.

Interest expense was $11,179 for the third quarter of 1996 compared with $36,574 for the third quarter of 1995, a decrease of $25,395. Interest expense was $141,149 for the nine months ended September 30, 1996 compared to $110,809 for the nine months ended September 30, 1995, an increase of $30,340. The increase was primarily due to interest incurred on advances received from a factor prior to completion of the initial public offering, and to satisfy the terms and conditions as specified in the factoring agreement. The factoring agreement was terminated on July 6, 1996.

LIQUIDITY AND CAPITAL RESOURCES

On March 27, 1996, the Company completed an initial public offering, selling 3,450,000 shares of common stock at $11.00 per share, resulting in approximately $34,000,000 in net proceeds to the Company. In the nine months ended September 30, 1996, cash, cash equivalents and investments increased $27,844,344, primarily due to net cash provided by proceeds from the initial public offering. At June 30, 1996 the Company had paid all long term notes payable and all notes payable to related parties.

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

For the nine months ended September 30, 1996 net cash used in operating activities of $4,626,470 was primarily due to increasing inventories, reduction of accounts payable, and payments of amounts due related parties.

For the nine months ended September 30, 1996 net cash used in investing activities of $26,356,411 was primarily the result of purchases of investments available for sale and purchases of development equipment and leasehold improvements to the corporate offices.

For the nine months ended September 30, 1996 net cash provided by financing activities of $32,677,352 was primarily the result of proceeds from the sale of common stock in the initial public offering.

At September 30, 1996 the Company had a net operating loss carryforward ("NOL") of approximately $6,800,000 available for income tax purposes that expire through the year 2010. Section 382 of the Internal Revenue Code, as amended ("Section 382"), limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership ("Ownership Change") of the corporation. A portion of the Company's NOLs (approximately $2,500,000) are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995 due to the issuance of common stock. Of the Company's limited NOLs, no more than $500,000 per year may be utilized through 1999. Subsequent to 1999, such amounts will no longer be limited by Section 382.

The Company believes that cash, cash equivalents, and investments held for sale, together with projected cash flow from operations, will be sufficient to meet the Company's liquidity and capital requirements for at least two years, although no assurance exists that the Company will not require additional capital prior to the end of such period.

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

Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's history of operating losses; uncertainty of profitability and uncertainty of widespread market acceptance for the Micro21 System; the Company's dependency on Coulter for sales, marketing and service of its products in the event the Coulter Agreement is not terminated; uncertainty of the Company's realization of its remedies against Coulter, including termination of the Coulter Agreement or restructuring of the relationship between the Company and Coulter by mutual agreement or through arbitration in accordance with the terms of the Coulter Agreement; uncertainty, risks and costs associated with the Company's need to expand and enhance its own sales and marketing organization to replace Coulter; the anticipated loss of revenue and earnings during the period of potential transition of sales, marketing and service responsibilities from Coulter to the Company; the Company's limited manufacturing experience; fluctuations in operating results; the Company's ability to its protect trade secrets and proprietary technology (including the outcome of the Company's litigation with International Remote Imaging Systems, Inc.); competition and technical change in the industry in which the Company is engaged; product liability and the ability of the Company to obtain adequate insurance for product liability; uncertainty of third party reimbursement and health care reform policies; and government regulation. The Company cannot assure that it will be able to anticipate or respond timely to any of the factors, or changes in any of the factors, listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 16, 1996, the Company initiated proceedings for resolution of disputes between the Company and Coulter arising under the Coulter Agreement before a panel of three arbitrators proceeding under the rules of the American Arbitration Association. The Coulter Agreement includes minimum purchase requirements. On September 30, 1996, Coulter revoked its previous commitment to purchase $5,500,000 of Micro21 Systems during the third and fourth quarter of 1996. The Company then sent written notice of termination of the Coulter Agreement with an opportunity for Coulter to cure identified material breaches of the Coulter Agreement and submission of the dispute to arbitration. On November 4, 1996, the Company notified Coulter that the 30 day cure period expired and the Coulter Agreement was accordingly terminated. Coulter has stated that it is not in breach of the Coulter Agreement and is cooperating with the submission of the dispute to arbitration. The Company is seeking confirmation of its right to terminate the Coulter Agreement and damages relating to breaches by Coulter.

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

                        INTELLIGENT MEDICAL IMAGING, INC.

Date:   NOVEMBER 13, 1996  BY:   /s/ TYCE M. FITZMORRIS
        -----------------        ----------------------

                                 Tyce M. Fitzmorris, President and Chief
                                 Executive Officer


Date:   NOVEMBER 13, 1996  BY:   /s/ GENE M. COCHRAN
        -----------------        ----------------------

                                 Gene M. Cochran, Chief Financial Officer