Form 10-K
period 1996-12-31
INTELLIGENT MEDICAL IMAGING INC
filed 1997-03-31
CIK 930090

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS:                    NAME OF EACH EXCHANGE ON WHICH
                                                          REGISTERED:

  COMMON STOCK, PAR VALUE $.01 PER SHARE        NASDAQ (NATIONAL MARKET SYSTEM)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY A CHECK MARK IF DISCLOSURE OF DELINQUENT FLIERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THE FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING PRICE OF SUCH STOCK ON MARCH 6, 1997, AS REPORTED BY NASDAQ, WAS APPROXIMATELY $54,085,137. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5 PERCENT OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK ON MARCH 7, 1997, WAS 10,905,054.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 1997 ANNUAL MEETING OF SHAREHOLDERS (TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OR BEFORE APRIL 30, 1997) ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

                                         INTELLIGENT MEDICAL IMAGING, INC.
                                              FORM 10-K ANNUAL REPORT

                                        FISCAL YEAR ENDED DECEMBER 31, 1996

Part I
     Item 1. Business....................................................................1
         A. General......................................................................1
         B. Financial Information about Industry Segments................................2
         C. Description of Business......................................................2
     Item 2. Properties................................................................. 9
     Item 3. Legal Proceedings..........................................................10
     Item 4. Submission of Matters to a Vote of Security Holders........................11

Part II
     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters......12
     Item 6. Selected Financial Data....................................................13
     Item 7. Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................................14
         A. Overview....................................................................14
         B. Results of Operations.......................................................14
         C. Liquidity and Capital Resources.............................................15
         D. Outlook.....................................................................17
         E. Other Factors Relating to Forward-Looking Statements........................18
     Item 8. Financial Statements and Supplementary Data...............................F-1
             Report of Independent Certified Public Accountants........................F-2
             Balance Sheets............................................................F-3
             Statements of Operations..................................................F-4
             Statements of Shareholders' Equity........................................F-5
             Statements of Cash Flows..................................................F-6
             Notes to Financial Statements.............................................F-8
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................ 21

Part III
     Item 10. Directors and Executive Officers of the Registrant....................... 21
     Item 11. Executive Compensation................................................... 21
     Item 12. Security Ownership of Certain Beneficial Owners and Management........... 21
     Item 13. Certain Relationships and Related Transactions........................... 21

Part IV
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......... 22

Part I.

Item 1.  BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Intelligent Medical Imaging, Inc. ("IMI") could differ materially from IMI's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All period references are to IMI's fiscal periods ended December 31, 1996, December 31, 1995, or December 31, 1994, unless otherwise indicated.

A.  GENERAL

IMI has developed and is marketing the MICRO21(TM) system, an intelligent, automated microscope system, for diagnostic use in hospital, commercial reference and physician group-practice laboratories. The MICRO21 system is designed to automate a broad range of manual microscopic procedures, potentially enabling the laboratory to reduce costs and exposure to liabilities, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care. According to industry sources, over 2 billion clinical laboratory microscopic procedures are performed manually by trained medical technologists each year. When performed manually, these procedures are costly, time-consuming and subject to varying degrees of accuracy and consistency. These procedures, which are performed to assist in the diagnosis of various diseases, including most cancers, AIDS and other sexually transmitted diseases, anemia, infections and genetic disorders, remain the last major segment of the clinical laboratory to be automated.

The Company estimates that manual microscopic procedures are conducted in approximately 31,000 clinical laboratories worldwide, including approximately 10,800 in the United States, which comprised an estimated 5,500 hospital laboratories, 2,700 commercial reference laboratories and 2,600 large physician group-practice laboratories. Currently, there are over 50 manual microscopic procedures used to assist in the diagnosis of various diseases and disorders. Most of these procedures are performed by trained medical technologists who scan prepared slides under a microscope to classify, count and examine cells and other structures. The Company believes the MICRO21 system can replace many manual microscopic procedures.

IMI was incorporated in Florida in 1989. On January 16, 1996, Intelligent Medical Imaging, Inc. ("IMI Delaware") was formed as a Delaware corporation for the purpose of changing the Company's state of incorporation from Florida to Delaware. Also on January 16, 1996, the Board of Directors declared a three-for-one stock split, effective upon the merger described below, on IMI Delaware's common stock in the form of a 200 percent stock dividend, payable January 18, 1996, to shareholders of record on January 18, 1996. Effective January 17, 1996, IMI Florida was merged into IMI Delaware. IMI Delaware has 30,000,000 shares of $.01 par value common stock and 2,000,000 shares of $.01 par value preferred stock authorized for issuance. IMI Delaware and its predecessor, IMI Florida, are referred to herein as the "Company" or "IMI."

On March 27, 1996, the Company completed an initial public offering of 3,450,000 shares of common stock at a price of $11.00 per share. The net proceeds to the Company from the sale of such common stock were approximately $34,000,000 after deducting underwriting commissions of approximately $2,700,000 and offering expenses of approximately $900,000.

The Company has settled its dispute with Coulter Corporation ("Coulter") arising from the termination of its exclusive sales and distribution agreement (the "Coulter Agreement") with Coulter. The Company terminated the Coulter Agreement in the fourth quarter of 1996 because of Coulter's revocation of its commitment to purchase $5,500,000 of MICRO21 systems during the third and fourth quarters of 1996 and other breaches of the Coulter Agreement by Coulter. Coulter disputed the Company's termination of the Coulter Agreement, claiming that the Coulter

Agreement remained in effect. The parties submitted the dispute to arbitration. After the close of business on March 27, 1997, the parties settled their dispute and entered into a settlement agreement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company granted Coulter the right to purchase MICRO21 systems for distribution worldwide on a nonexclusive basis, at transfer prices set by the Company. To the extent and for so long as the Company sells MICRO21 systems through other distributors, Coulter will have the right to purchase MICRO21 systems on the same terms on a country by country basis. The Company and Coulter agreed to arrangements for the provision of service and support to end users of MICRO21 systems. As part of the settlement terminating Coulter's exclusive rights of sales and distribution, the Company agreed to pay to Coulter approximately $4,600,000, subject to certain offsets, in exchange for: (i) the return of twenty-six (26) of Coulter's used inventory of MICRO21 systems and certain spare parts and equipment; (ii) the assignment of four (4) of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs incurred in connection with the sale and marketing of the MICRO21 system. In addition, the Company agreed to sell up to twenty-one (21) MICRO21 systems to Coulter at a special discounted transfer price and Coulter agreed to purchase four (4) MICRO21 systems promptly for placement in Japan. While the dispute with Coulter was in effect, the dispute had an adverse effect on sales and marketing of the MICRO21 by creating confusion in the marketplace relating to service and pricing, which resulted in the return to Coulter of some MICRO21 systems previously placed with customers by Coulter for evaluation. The Company believes that many of the customers who returned systems under evaluation will order a MICRO21 system for evaluation, purchase or lease now that the dispute with Coulter is resolved. The Company also believes that the resolution of the dispute with Coulter will substantially eliminate uncertainty in the marketplace relating to service and pricing and will facilitate the Company's efforts to sell MICRO21 systems at prices set by the Company directly and through other distributors, including Coulter. See "Description of Business
- Relationship with Coulter Corporation; Sales and Distribution; Settlement of Dispute" "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

As a result of Coulter's revocation of its purchase commitment as described above, in the third quarter of 1996, the Company commenced the build-up of its sales and service organizations and its own sales and marketing efforts which, with the recruitment of Michael Smith as Vice President of Sales, was accelerated in January 1997. The Company's sales personnel have increased from 5 to 17, and service personnel have increased from 3 to 7 from October 1, 1996 to March 1, 1997.

As of June 30, 1996, the Company had sold thirty (30) MICRO21 systems to Coulter under the Coulter Agreement, of which twenty-six (26) will be returned to the Company and customer contracts for four (4) systems sold to end users may be assumed by the Company pursuant to the Settlement Agreement. In addition, during the first quarter of 1997, the Company sold $750,000 of MICRO21 systems to Coulter KK Japan and, since November 1996, has placed eleven (11) MICRO21 systems for evaluation by customers.

B.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

IMI does business in one industry segment.

C.  DESCRIPTION OF BUSINESS

PRODUCTS

The MICRO21 system consists of the Company's NeuralVision(TM) software platform integrated with slide delivery, optics, video and monitor hardware subsystems. The MICRO21 system automatically scans pre-loaded slides to locate, classify, count, display and store full-color digital images of cells. Up to 100 cell images, identified and grouped by cell type, can be displayed simultaneously on a full-color screen. A pen-based, touch-sensitive screen allows a medical technologist to review, regroup and reclassify cells, and an on-line reference library can be accessed to assist in cellular analysis. By automating most of the steps associated with microscopic procedures, the MICRO21 system allows medical technologists to focus on diagnostic analysis. The Company believes that the MICRO21 system can substantially reduce review time, thereby decreasing labor costs and allowing for more efficient use of personnel.

While the Company intends to apply the MICRO21 system to a variety of diagnostic tests, the Company implemented the white blood cell ("WBC") differential
("WBC Diff"), including the WBC morphology, the red blood cell morphology ("RBC Morphology") and the platelet estimate as the first procedure. The WBC Diff is the most common clinical laboratory microscopic procedure, performed manually over 240 million times worldwide in 1995, according to Company estimates. A WBC morphology, RBC Morphology and platelet estimate are commonly performed in conjunction with, and on the same blood smear used when performing, a WBC Diff. The Company has received U.S. Food and Drug Administration ("FDA") 510(k) clearance to market the MICRO21 system for the automated location and display of nucleated blood cells to assist medical technologists in performing WBC Diffs and WBC morphological analysis and for the display of full-screen wide-field images from a slide to assist a medical technologist in assessing RBC Morphologies and in estimating platelets.

In May 1996, the Company received FDA 510(k) clearances for two additional commonly performed microscope procedures: reticulocyte count (retic) and anti-nuclear antibodies (ANAs). The retic procedure, which is now implemented, measures the number of reticulocytes (immature red blood cells produced in the bone marrow) and is performed to monitor bone marrow production during the treatment of particular anemias in order to track the effectiveness of the therapies being utilized. An ANA analysis is used to identify cells associated with general connective tissue and autoimmune diseases such as arthritis, lupus and Graves disease.

Additionally, in January 1997, the Company received clearance for the nDNA procedure. nDNA is an indirect enzyme antibody test which is used for the semi-quantitative detection of nDNA antibody in human serum. This procedure is used as an aid in the diagnosis of systemic lupus erythematosus and other connective tissue disease.

The Company has an on-going development program to adapt additional procedures for use on the MICRO21 system and intends to apply for FDA clearances in 1997 for at least five additional procedures:

1. WBC Estimate. The WBC estimate provides the estimated total white blood cell count for the sample. It is used in conjunction with the total white blood cell count provided by the automated cell counter to verify the WBC count.

2. Body Fluids. Analysis of body fluids such as spinal fluid, pleural and peritoneal exudates, provides critical information on systematic and organ-specific states of diseases. Body fluid cytology is of particular significance in acute medical care emergency rooms.

3. Bone Marrow. Analysis of tissue obtained from the marrow to assess blood cell production and detect abnormalities associated with blood cells such as leukemia, anemia, infections etc. It is useful in diagnosis and patient management for many therapeutic regimens.

4. Urinalysis. Routine urinalysis is the second most common clinical laboratory medical conditions procedure and is used for testing the chemical and microscopic elements in urine to identify and follow-up on many clinical medical conditions including diabetes, renal heart, liver and lung disease.

5. Urine Cytology. Cytological analysis of urine is conducted to detect disease states such as bladder or kidney tumors and polyps.

The Company believes that, similar to the automation of the WBC Diff, the automation of these additional procedures will potentially result in cost reductions, enhanced analytical accuracy and consistency, increased productivity of medical technologists and improved patient care. No assurances can be given, however, that the Company will successfully develop the procedures or ultimately obtain FDA clearance for the MICRO21 system for these tests.

PRODUCT DEVELOPMENT

The Company is concentrating its technological development efforts on the NeuralVision(TM) software platform to provide continued innovation, feature enhancements and price/performance competitiveness for the MICRO21 system and for the development of additional procedures. NeuralVision is the Company's internally-developed, proprietary software platform, incorporating neural network, image processing and hardware operation programs.

NeuralVision's neural network provides the foundation for the MICRO21 system's visual artificial intelligence. Unlike conventional software, which simply executes a series of instructions, neural network software is capable of simulating the human ability to learn from experience and, consequently, to recognize complex patterns. The Company believes that this capability allows NeuralVision to be trained to recognize a wide variety of cells and other structures associated with microscopic analysis. The NeuralVision software platform was developed using object-oriented programming and an automated software change management system to facilitate system upgrades and adaptation for performing many microscopic procedures. To train the neural network, NeuralVision is "shown" representative samples of various cell types through a color video camera attached to a microscope and through this process "learns" characteristic interrelationships that can later be recalled to identify specific cell types. The Company believes that system upgrades and additional procedures could enable existing customers to increase utilization of the MICRO21 system, thereby further reducing costs and enhancing efficiency while expanding the Company's market base to include lower volume laboratories. The MICRO21 system utilizes an "open systems" architecture design adaptable to specific customer requirements, such as the integration with a facility's existing laboratory information system and the networking of multiple review stations, archival storage devices and other peripherals. The MICRO21 system's ability to transmit cell images, commonly known as "telemedicine," allows for remote review of patient results by supervising physicians and specialists to provide more timely and enhanced diagnostic results, which should lead to improved patient care.

In November 1996, IMI and DiaSys Corporation ("DiaSys") entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys designs, develops, manufactures and distributes workstation products which standardize fluid sample preparation and reduce the cost of analyzing wet-preparation samples (i.e., urine sediment, fecal concentrates and other human and non-human body fluids) by eliminating the time necessary to prepare slides manually. Under the DiaSys Agreement, IMI is granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. Such integration will allow a variety of fluid specimens to be delivered automatically to the MICRO21 review stage for processing without the need for a technician to prepare a slide or come in contact with the fluid specimen. The first of the new wet-preparation procedures to be implemented on the integrated MICRO21 system will be the "routine" urinalysis procedure. According to IMI's research "routine" urinalysis is performed over 100 million times in the United States annually, making it the second most frequently performed microscopic procedure behind the WBC Diff. IMI believes that the addition of the "routine" urinalysis test will significantly increase the market potential of the MICRO21 by making it more cost-effective in laboratories, regardless of size, while reducing risks associated with handling the urine specimen. Under the terms of the DiaSys Agreement, IMI is required to order workstation products from DiaSys valued at approximately $829,000. In December 1996, IMI issued a purchase order to DiaSys for workstations valued at approximately $440,000. DiaSys is a publicly-held corporation (Nasdaq, DIYS) based in Waterbury, Connecticut.

In November 1996, IMI entered into an exclusive worldwide license, distribution and development agreement (the "MonoGen Agreement") with MonoGen, Inc., a privately held company based in Herndon, Virginia ("MonoGen"), and parties affiliated with MonoGen. MonoGen develops systems and disposables for the preparation of monolayer microscope slides. Under the MonoGen Agreement, IMI will, among other things, have the exclusive right to use and sell MonoGen sample preparation kits used to prepare monolayer slides for cytological samples, which are primarily reviewed to identify or classify cancer progress, for use with automated microscopy systems including the MICRO21 system. The prepared monolayer cytological specimens will then be reviewed on an automated basis by the MICRO21 system. IMI believes that its ability to use the MonoGen monolayer preparation technique with the MICRO21 system can automate the reading of cytological samples such as the PAP smear, urine, cerebral and spinal fluid, bone marrow and others. The first MonoGen sample preparation kit to be implemented on the MICRO21 system is expected to be urine cytology, used to evaluate malignant cancer of the bladder and kidney. Urine cytology is a more time-consuming and costly test than the performance of a "routine" urinalysis. Under the MonoGen Agreement, IMI intends to distribute the sample preparation kits for the preparation of urine cytology samples and will generate a per-test revenue associated with each sample processed on the MICRO21 system. The agreement requires the Company to pay $150,000, which is nonrefundable, upon the execution of an initial research and development contract and delivery by MonoGen of manufacturing documentation. Pending receipt of FDA 510(k) clearance for the sale of MICRO21 systems incorporating or sold in conjunction with the MonoGen monolayer preparation technique for urine cytology, the Company, at its option, may elect to terminate or proceed with the license and product development agreement. If the Company elects to proceed, it will be required to pay to MonoGen additional fees of at least $350,000 for research and development contract work and $3,000,000 in cash or common stock (with registration rights) of the Company, at the Company's option.

IMI also entered into an agreement with Johns Hopkins University in November 1996, pursuant to which IMI and Johns Hopkins University will collaborate in the development of a bone marrow procedure for use on the MICRO21 system. The Company believes that performance of the manual microscopic review of bone marrow is a tedious and time-consuming procedure, and that automation of such a procedure would be welcomed by the medical diagnostic community.

The Company spent approximately $2,100,000, $1,800,000 and $1,100,000 on research and development in 1996, 1995 and 1994, respectively.

MANUFACTURING

The Company's manufacturing process consists of final assembly and testing of major components and is performed at the Company's 20,000 square-foot leased manufacturing facility in Palm Beach Gardens, Florida. All major assembly, software download, and final quality test and inspection functions are performed by the Company. Some of the components of the MICRO21 system are designed to Company specifications and manufactured by third-party contract manufacturers, while other components are readily available from a variety of suppliers. Most of the hardware components constituting the MICRO21 system are readily available from multiple sources, although the Company obtains certain components from single-source suppliers. The MICRO21 system was designed for assembly with third-party manufactured hardware and equipment components to minimize hardware development costs and to facilitate substitution in the event that technology improves or more cost-effective components become available.

The Company maintains a comprehensive quality assurance and quality control program, which includes complete documentation of all material programs and quality control test methods. Upon final assembly, each MICRO21 system is tested to assure that electrical, mechanical, computer and other subsystems are operating within established parameters and that all subsystems are properly integrated. The Company's in-house medical technologists then perform multiple WBC Diffs to determine whether the system's location, display and classification and other functions are performing to specification.

RELATIONSHIP WITH COULTER CORPORATION; SALES AND DISTRIBUTION; SETTLEMENT OF DISPUTE

In August 1995, the Company and Coulter entered into the Coulter Agreement, which was amended in January 1996 and provided Coulter with exclusive worldwide sales and distribution rights. Through March 31, 1996, Coulter was committed to purchase a minimum number of MICRO21 systems for approximately $4,000,000, of which $2,600,000 and $1,400,000 were sold by the Company in 1996 and 1995, respectively. Subsequent to March 31, 1996, the Company was committed under the Coulter Agreement to deliver a minimum number of systems at a specified sales price through August 31, 2000, provided that the MICRO21 system met "market requirements," as to the first contract year ending August 31, 1996, and subject to modification of minimum purchase amounts by mutual agreement due to market conditions for subsequent periods through August 31, 2000. The Coulter Agreement specified that Coulter was to place MICRO21 systems with end users and the Company and Coulter were to share revenue earned from end users after Coulter received certain minimum payments.

The Coulter Agreement provided that the Company could terminate the Coulter Agreement in the event that Coulter failed to make the minimum required purchases, and Coulter had the right to terminate the Agreement if the MICRO21 system failed to meet "market requirements." The parties each had the right to terminate the Coulter Agreement under certain other circumstances, including the breach by the other party of provisions of the Coulter Agreement. In the event of termination, the Company was required to repurchase inventory purchased by Coulter at a price to be mutually determined.

On September 30, 1996, Coulter unilaterally revoked its previous commitment to purchase $5,500,000 of MICRO21 systems during the third and fourth quarters of 1996. On October 1, 1996, the Company gave Coulter written notice of termination of the Coulter Agreement and, following the expiration of applicable cure periods, written notice that the Company deemed the Coulter Agreement to be terminated. Coulter stated its position that it had not breached the Coulter Agreement and that the Coulter Agreement remained in effect. The dispute was submitted to arbitration as specified by the Coulter Agreement, but was settled pursuant to the Settlement Agreement on March 27, 1997. See "Item 3. Legal Proceedings."

As a result of Coulter's revocation of its commitment to purchase any MICRO21 systems during the third and fourth quarters of 1996, the Company did not realize any product sales for the third and fourth quarters of 1996. The Company's business, results of operations and financial condition in 1996 were adversely affected by Coulter's failure to meet the minimum purchase requirements set forth in the Coulter Agreement; Coulter's unilateral revocation of its commitment to purchase $5,500,000 of MICRO21 systems in the third and fourth quarters of 1996; and the uncertainty relating to resolution of the dispute and arbitration proceeding. The dispute between the Company and Coulter also had an adverse effect on sales and marketing by creating confusion in the marketplace relating to service and pricing, which resulted in the return to Coulter of some MICRO21 systems placed with customers by Coulter for evaluation. The Company believes that many of the customers who returned systems under evaluation will order a MICRO21 system for evaluation, purchase or lease now that the dispute with Coulter is resolved. While the Company anticipates that its business, results of operations and financial condition in 1997 has been and will be adversely affected by the consequences of its dispute with Coulter, the Company believes the resolution of the dispute with Coulter will give it greater flexibility to expand and implement its sales and marketing program for direct sales and sales through other distributors, including Coulter.

Prior to the Company's termination of the Coulter Agreement, the Company was dependent on its relationship with Coulter for sales, marketing and service. After termination of the Coulter Agreement, the Company hired a Vice President of Sales in January 1997 and a Vice President of Customer Support in November 1996 and systematically built (and continues to build) its internal sales and marketing and service teams. From October 1, 1996 to March 1, 1997, the Company's sales personnel have increased from 5 to 17 and service personnel from 3 to 7. The Company believes that its understanding of the nature of and advantages of the use of the MICRO21 system, the training it provides to its sales force and technical support personnel, and the ability to sell the MICRO21 system through more than one distributor and directly to end users will position the Company to achieve better results than the Company has realized or could achieve by continuing an exclusive distribution relationship with one distributor.

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

As of June 30, 1996, the Company had sold thirty (30) MICRO21 systems to Coulter under the Coulter Agreement, of which twenty-six (26) will be returned to the Company and customer contracts for four (4) systems sold to end users may be assumed by the Company pursuant to the Settlement Agreement. In addition, during the first quarter of 1997, the Company has sold $750,000 of MICRO21 systems to Coulter KK Japan and, since November 1996, has placed eleven (11) MICRO21 systems for evaluation by customers.

THE SETTLEMENT AGREEMENT. The Settlement Agreement provides for acknowledgment of termination of the Coulter Agreement, and the parties exchanged mutual releases and stipulated to the dismissal with prejudice of the arbitration proceedings. Under the terms of the Settlement Agreement, the Company granted Coulter the right to purchase MICRO21 systems for distribution worldwide on a nonexclusive basis, at transfer prices set by the Company in its sole discretion. To the extent and for so long as the Company sells MICRO21 systems through other distributors, Coulter will have the right to purchase MICRO21 systems on the same terms. Coulter will have such rights as a most favored distributor to buy MICRO21 systems on the same basis as MICRO21 systems are sold to other distributors on a country by country basis, including and subject to all of the conditions of such sale transactions such as price, discounts, and quantity. The most favored distributor rights will terminate (i) in the event the Company terminates the sale and marketing of MICRO21 systems through distributors other than Coulter, but shall be reinstated if the Company reinstates such sales through other distributors, or (ii) upon the sale of all or substantially all of the Company's stock or assets, or in the event of a merger, consolidation or reorganization of the Company involving a change in control ("Change in Control Transaction"). In the event of a Change in Control Transaction within three (3) years after March 27, 1997, Coulter will have the right to purchase up to twenty (20) MICRO21 systems at a discounted transfer price.

As part of the Settlement Agreement, the Company and Coulter agreed to arrangements for the provision of service and support to end users of MICRO21 systems. The Company will have primary responsibility for providing service and support to its customers in the U.S. Coulter will have primary responsibility for providing service and support to its foreign accounts, provided that the Company will provide technical service and support, including software and applications support and spare parts on consignment, on agreed terms and prices. Coulter agreed to provide hardware and installation support at a discount off its published rates in the event the Company or any of its customers or customers of Coulter wish to use Coulter for such service and support. The Company also agreed to terms for the purchase by Coulter of new procedures for use on the MICRO21 system.

The Company agreed to sell up to twenty-one (21) MICRO21 systems (the then current base system configured for WBC Diff procedure only) to Coulter at a discounted transfer price and Coulter agreed to purchase four (4) MICRO21 systems at a discount immediately for placement in Japan.

As part of the settlement terminating Coulter's exclusive rights of sales and distribution, the Company agreed to pay to Coulter approximately $4,600,000, subject to certain offsets, in exchange for: (i) the return of twenty-six (26) of Coulter's used inventory of MICRO21 systems and certain spare parts and equipment; (ii) the assignment of four (4) of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs incurred in connection with the sale and marketing of the MICRO21 system.

The Company believes that any MICRO21 systems reacquired from Coulter can be resold to customers after refurbishment and upgrades. The Settlement Agreement does not affect the transaction pursuant to which the Company sold $750,000 of MICRO21 systems to Coulter KK Japan in the first quarter of 1997.

Under the terms of the Settlement Agreement, as in the Coulter Agreement, the Company agreed to license its proprietary software and technology to Coulter for its sale or lease of the MICRO21 system to customers, to indemnify Coulter for any injury to person or property resulting from the design or manufacture of the MICRO21 system, and to maintain product liability insurance with a minimum coverage of $5 million with respect to any such injury. See "Item 3. Legal Proceedings."


COMPETITION

The MICRO21 system faces competition from several sources, including medical technologists, software companies and manufacturers of in vitro diagnostic equipment. The Company believes that the primary competition to the MICRO21 system is the use of medical technologists to perform manual microscopic analysis. The Company believes that use of the MICRO21 system will permit a laboratory to reduce costs and potential liabilities, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care. The Company also faces competition from software companies engaged in the development of neural network-based software with optical recognition applications. Some of these neural networks may be adapted for uses competitive with the Company's MICRO21 system. Further, the Company's products must compete for market share against numerous companies offering products or services that can assist laboratories in performing hematological analyses and procedures, whether or not such products or services utilize automated cell analysis or intelligent microscopes. For example, with regard to the WBC Diff, the MICRO21 system competes indirectly with flow cytometers performing complete blood counts and partial WBC Diffs, including flow cytometers manufactured and sold by Coulter Corporation, Abbott Laboratories and Sysmex as well as with older image-based systems.

The Company is aware of one other intelligent optical system utilizing neural network software, manufactured and developed by Neuromedical Systems, Inc. ("Neuromedical"). The Company believes that Neuromedical's product has been developed primarily for the Pap smear procedure. Neuromedical has notified the Company of its belief that the MICRO21 system may infringe certain patents held by Neuromedical. In addition, other companies, including NeoPath, Inc. and International Remote Imaging Systems, Inc. ("IRIS"), are marketing or may market intelligent optical systems applicable to microscopic testing procedures that compete or may compete with the MICRO21 system. See "Item 3. Legal Proceedings."

GOVERNMENT REGULATION

The Company's products are subject to stringent government regulation in the United States and other countries. In the United States, the Food, Drug and Cosmetics Act and other statutes and regulations govern the testing, manufacture, distribution, sale, marketing, labeling, storage, record keeping, advertising and promotion of such products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

The Company submitted a 510(k) (application for Pre-Market Certification) for the MICRO21 system in November 1992 and obtained FDA 510(k) clearance in July 1993 to market the MICRO21 system as a Class II automated cell locating device for the automated location and display of nucleated blood cells to assist medical technologists in performing WBC Diffs and WBC morphological analysis and for the display of wide-field images from a blood sample on a slide to assist a medical technologist in assessing RBC morphologies and in estimating platelet counts. Since that clearance was obtained, the Company has made a number of improvements in the device and its labeling. The Company has not sought a new 510(k) clearance for any of these improvements on the basis of the Company's conclusion, reflected in the Company's technical report addressing this matter, that none of the improvements could significantly affect the safety, effectiveness or intended use of the original product. Under the FDA's regulatory scheme, the decision whether to seek 510(k) clearance for a modified device is left to the manufacturer in the first instance. There can be no assurance, however, that the FDA would agree with the Company's conclusion, that the FDA would not require the Company to cease marketing and obtain 510(k) clearance for the MICRO21 system (as improved), or that such clearance, if required, would be obtained.

In May of 1996, the Company received FDA 510(k) clearance to market two new procedures. The retic procedure allows the MICRO21 to locate, digitally store and display reticulated red blood cells (retics) to aid the technologist in performing the reticulocyte count procedure. The ANA procedure enables the MICRO21 to locate, digitally store and display antinuclear antibody (ANA) images to aid the technologist in performing an ANA screen for positive or negative results.

In January 1997, the Company received FDA 510(k) clearance for the nDNA procedure. nDNA is an indirect enzyme antibody test which is used for the semi-quantitative detection of nDNA antibody in human serum. This procedure is used as an aid in the diagnosis of systemic lupus erythematosus and other connective tissue disease.

EMPLOYEES

As of March 10, 1997, the Company had 87 full-time employees and five part-time employees. The Company also has consulting arrangements with two additional persons. Of its total workforce (including the two consultants), 35 persons are engaged in research and development activities, 21 persons are engaged in manufacturing and quality assurance, 21 are engaged in sales and marketing, nine are engaged in customer support and eight are devoted to administrative functions. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES

The Company's headquarters are located in approximately 10,000 square feet of leased office space at 4360 Northlake Boulevard, Palm Beach Gardens, Florida 33410. As extended, the terms of the leases for the Company's office space expire on February 28, 1998 and May 31, 1999, respectively. In January 1997, the Company moved its manufacturing division from 1006 W. 15th Street, Riviera Beach, Florida to 20,000 square feet of leased office and manufacturing space located at 3960 RCA Boulevard, Palm Beach Gardens, Florida. The lease for the new space runs from January 1, 1997 to April 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

SETTLEMENT WITH COULTER CORPORATION. The Company settled its dispute with Coulter on March 27, 1997. The Settlement Agreement provides for the acknowledgment of the termination of the Coulter Agreement, and the parties exchanged complete mutual releases and stipulated to the dismissal with prejudice of the arbitration proceedings. Under the terms of the Settlement Agreement, the Company granted Coulter the right to purchase MICRO21 systems for distribution worldwide on a nonexclusive basis, at transfer prices set by the Company in its sole discretion. To the extent and for so long as the Company sells MICRO21 systems through other distributors, Coulter will have the right to purchase MICRO21 systems on the same terms. Coulter will have such rights as a most favored distributor to buy MICRO21 systems on the same basis as MICRO21 systems are sold to other distributors on a country by country basis, including and subject to all of the conditions of such sale transactions such as price, discounts, and quantity. The most favored distributor rights will terminate (i) in the event the Company terminates the sale and marketing of MICRO21 systems through distributors other than Coulter, but shall be reinstated if the Company reinstates such sales through other distributors, or (ii) upon the sale of all or substantially all of the Company's stock or assets, or in the event of a merger, consolidation or reorganization of the Company involving a change in control ("Change in Control Transaction"). In the event of a Change in Control Transaction within three (3) years after March 27, 1997, Coulter will have the right to purchase up to twenty (20) MICRO21 systems at a discounted transfer price.

Under the Settlement Agreement, the Company and Coulter agreed to arrangements for the provision of service and support to end users of MICRO21 systems. The Company will have primary responsibility for providing service and support to its customers in the U.S. Coulter will have primary responsibility for providing service and support to its foreign accounts, provided that the Company will provide technical service and support, including software and applications support and spare parts on consignment, on agreed terms and prices. Coulter agreed to provide hardware and installation support at a discount off its published rates in the event the Company or any of its customers or customers of Coulter wish to use Coulter for such service and support. The Company also agreed to terms for the purchase by Coulter of new procedures for use on the MICRO21 system.

The Settlement Agreement provides for the Company to pay Coulter approximately $4,600,000, subject to certain offsets, in exchange for: (i) the return of twenty (26) of Coulter's used inventory of MICRO21 systems and certain spare parts and equipment; (ii) the assignment of four (4) of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs in connection with the sale and marketing of the MICRO21 system.

The Company agreed to sell up to twenty-one (21) MICRO21 systems (the then current base system configured for WBC Diff procedure only) to Coulter at a special discounted transfer price and Coulter agreed to purchase four (4) MICRO21 systems at a discount promptly for placement in Japan. The Settlement Agreement does not affect $750,000 of MICRO21 systems sold by the Company to Coulter KK Japan in the first quarter of 1997.

See "Description of Business - Relationship with Coulter Corporation; Sales and Distribution; Settlement of Dispute" in Item 1 above and see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC. The Company settled its litigation with International Remote Imaging Systems, Inc. ("IRIS") on March 7, 1997. In November 1994, patent counsel for IRIS notified the Company of its belief that the MICRO21 system infringes U.S. Patent No. 4,612,614, which was issued to IRIS in September 1986. In May 1995, IRIS also asserted its belief that the Company's product infringes IRIS's U.S. Patent No. 4,393,466, which was issued in July 1983. In September 1995, the Company filed a complaint in United States District Court, Southern District of Florida, seeking a declaratory judgment that the MICRO21 system does not infringe the two United States patents held by IRIS (the "IRIS Patents") and that the IRIS Patents are invalid. In November 1995, IRIS filed a response and counterclaims against the Company generally denying the Company's claims and seeking a declaration that the IRIS Patents are valid and are being infringed by the MICRO21 system.

On March 7, 1997, the Company dismissed its complaint against IRIS pursuant to a settlement agreement and related license agreement (collectively the "IRIS Settlement Agreement") which resolves all pending litigation between the parties. Under the IRIS Settlement Agreement, IRIS granted the Company a fully-paid, royalty-free license for worldwide direct sales of the MICRO21 system by the Company. The Company agreed to pay a 4 percent royalty on future sales of the MICRO21 system through third-party distributors in the United States. Since the Company's current business plan is to sell its products primarily on a direct basis, without reliance on third-party distributors, the Company does not believe the 4 percent royalty on U.S. sales through distributors will significantly adversely impact the Company's results of operations during the term of the license. This license and royalty obligation expires in September 2000, when the IRIS Patents expire. The Company has the right, but not the obligation, to request a license from IRIS for sales through third-party distributors outside of the United States; however, the Company does not believe that the MICRO21 system infringes any foreign patents held by IRIS and the Company has no current plans to request such a license.

NEUROMEDICAL SYSTEMS, INC. In 1991, the Company received a letter stating that the MICRO21 system may infringe a patent of Neuromedical Systems, Inc. The Company has investigated this matter and believes that the MICRO21 system does not infringe the specified patent. The Company has received an opinion of its patent counsel that the MICRO21 system does not infringe any valid claims of such patent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Part II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the Nasdaq National Market System under the symbol "IMII." The following table represents the high and low bid prices for the Company's common stock for each quarter of fiscal 1996, as reported by the Wall Street Journal.

                     1996                 High         Low

                4th Quarter             $14.25        $ 5.13
                3rd Quarter             $16.50        $12.00
                2nd Quarter             $20.25        $ 9.50
                1st Quarter *           $12.25        $11.00

               -----------
               * the Company's registered initial public offering was effective on March 21, 1996

As of March 7, 1997, there were 193 shareholders of record of the Company's common stock, excluding shareholders whose is held in the nominee or street name by brokers.

The Company has not paid in the past, and does not anticipate paying in the forseeable future, any cash dividends. The Company intends to retain future earnings to develop and expand its business. Any further determination to pay dividends will be at the discretion of the Company's Board of Directors and are subject to certain limitations under the General Corporation Law of the State of Delaware and will depend upon the Company's results of operations, financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31
                                                             ----------------------

                                           1992          1993           1994           1995           1996
                                       -----------    -----------    -----------    -----------    ------------
STATEMENTS OF OPERATIONS DATA
Total revenue                          $   327,494    $   106,000    $   118,173    $ 1,392,883     $ 1,460,675
Costs of sales                                --             --             --        1,135,499       1,227,216
                                       -----------    -----------    -----------    -----------    ------------
Gross margin                               327,494        106,000        118,173        257,384         233,459

Operating expenses:
   Selling, general and
     administrative                        386,487        238,468      1,215,686      2,462,553       3,960,625
   Research and development                218,205        195,070      1,101,463      1,793,769       2,113,565
   Provision for contract
     settlement                               --             --             --             --         2,062,000
                                       -----------    -----------    -----------    -----------    ------------
Total operating expenses                   604,692        433,538      2,317,149      4,256,322       8,136,190
                                       -----------    -----------    -----------    -----------    ------------
Loss from operations                      (277,198)      (327,538)    (2,198,976)    (3,998,938)     (7,902,731)

Other income (expense):
   Interest income                            --             --             --           13,046       1,112,227
   Interest expense                        (82,815)      (151,332)      (216,879)      (175,074)       (141,699)
                                       -----------    -----------    -----------    -----------    ------------
Other income (expense)                     (82,815)      (151,332)      (216,879)      (162,028)        970,528
                                       -----------    -----------    -----------    -----------    ------------
Loss before extraordinary item            (360,013)      (478,870)    (2,415,855)    (4,160,966)     (6,932,203)

Extraordinary item--gain on early
   extinguishment of debt                     --             --             --          173,575          76,475
                                       -----------    -----------    -----------    -----------    ------------
Net loss                               $  (360,013)   $  (478,870)   $(2,415,855)   $(3,987,391)   $ (6,855,728)
                                       ===========    ===========    ===========    ===========    ============
Loss per common share (1):
   Before extraordinary item           $      (.07)   $      (.09)   $      (.42)   $      (.64)   $       (.70)
   Extraordinary item--gain on early
     extinguishment of debt                   --             --             --              .02             .01
                                       -----------    -----------    -----------    -----------    ------------
Net loss per common share              $      (.07)   $      (.09)   $      (.42)   $      (.62)   $       (.69)
                                       ===========    ===========    ===========    ===========    ============
Weighted average number of common
   shares outstanding (1)
                                         5,332,113      5,332,113      5,721,987      6,468,279       9,937,440
                                       ===========    ===========    ===========    ===========    ============

                                                                     DECEMBER 31
                                                                     -----------
                                           1992          1993           1994           1995           1996
                                       -----------    -----------    -----------    -----------    ------------
BALANCE SHEET DATA
Cash and investments available-
   for-sale                            $      --      $    34,142    $ 1,494,481    $    75,821    $ 25,081,873
Total assets                                87,560        139,746      2,406,769      2,705,330      30,732,023
Total debt and noncurrent
   obligations
                                           362,110      1,291,118      3,860,379      2,182,160             --
Accumulated deficit                     (1,666,271)    (2,145,141)    (4,560,996)    (8,548,387)    (15,346,088)
Total shareholders' equity
   (net capital deficiency)             (1,405,941)    (1,493,801)    (2,480,816)    (1,225,022)     26,866,695

----------------
(1) See Note 1 of Notes to Financial Statements for information concerning the calculation of net loss per common share and weighted average number of common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. OVERVIEW

The Company has developed and is marketing the MICRO21 system, an intelligent, automated microscope system, for diagnostic use in hospital, commercial reference and physician-group laboratories. The MICRO21 system is designed to automate a broad range of manual microscopic procedures, potentially enabling the clinical laboratory to reduce costs and exposure to liabilities, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care.

In August 1995, the Company entered into the Coulter Agreement with Coulter for worldwide sales, marketing and service of the MICRO21 system. The Company terminated the Coulter Agreement in the fourth quarter of 1996 because of Coulter's revocation of its commitment to purchase $5,500,000 of MICRO21 systems during the third and fourth quarters of 1996 and other breaches of the Coulter Agreement by Coulter. Coulter disputed the Company's termination of the Coulter Agreement and claimed the agreement remained in effect. The parties submitted the dispute to arbitration, but settled this dispute as of March 27, 1997. The dispute between the Company and Coulter has had an adverse effect on sales and marketing and has been a factor in the return of some MICRO21 systems placed with customers by Coulter for evaluation. The Settlement Agreement provides for the Company to pay Coulter approximately $4,600,000, subject to offsets, in exchange for: (i) the return of twenty-six (26) of Coulter's used inventory of MICRO21 systems and certain spare parts and equipment; (ii) the assignment of four (4) of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs in connection with the sale and marketing of the MICRO21 system. The Company believes that many of the customers who returned systems under evaluation will order a MICRO21 system for evaluation, purchase or lease now that the dispute with Coulter is resolved. See "Item 1. Business - Description of Business - Relationship with Coulter Corporation; Sales and Distribution; Settlement of Dispute" and "Item 3. Legal Proceedings."

As a result of the dispute with Coulter, in the third quarter of 1996, the Company commenced the build-up of its sales and service organizations and its own sales and marketing efforts which, with the recruitment of a Vice President of Sales, was accelerated in January 1997. From October 1, 1996 to March 1, 1997, the Company's sales personnel have increased from 5 to 17 and service personnel have increased from 3 to 7.

The Company anticipates that its business, results of operations and financial condition will be adversely affected in 1997 as a result of the dispute with Coulter and delays in building the Company's sales and marketing organization and implementing its sales and marketing program following termination of the Coulter Agreement.

As of June 30, 1996, the Company had sold thirty (30) MICRO21 systems to Coulter under the Coulter Agreement, of which twenty-six (26) will be returned to the Company and customer contracts for four (4) systems sold to end users may be assumed by the Company pursuant to the Settlement Agreement. In addition, during the first quarter of 1997, the Company sold $750,000 of MICRO21 systems to Coulter KK Japan and, since November 1996, has placed eleven (11) MICRO21 systems for evaluation by customers.

B.  RESULTS OF OPERATIONS

Product sales for 1996 of $1,698,675 increased 22.0 percent over 1995, from $1,392,883. This compares with revenue in 1994 of $118,173. The increase in product sales for 1996 was primarily due to sales of MICRO21 systems and peripheral equipment to Coulter. There were no sales of MICRO21 systems to Coulter in the third quarter or fourth quarters of 1996. In connection with the Settlement Agreement, the Company recorded, as of December 31, 1996, a sales allowance of $1,938,000 representing the portion of the settlement amount estimated to represent a credit for the return of 26 MICRO21 systems and certain spare parts and equipment. The revenue in 1994 consisted primarily of one-time license fee of $115,000.

Cost of sales for 1996 of $1,227,216 increased 8.1 percent over 1995, from $1,135,499. The increase in costs of sales for 1996 was primarily due to sales of MICRO21 systems and peripheral equipment to Coulter. In connection with the Settlement Agreement, the Company recorded, as of December 31, 1996, a reduction to cost of sales of $1,700,000 representing the anticipated carrying amount of MICRO21 systems and certain spare parts and equipment that will be returned by Coulter. Because the Company was in the development stage through September 30, 1995, its operating expenses were classified as either general and administrative or research and development prior to September 30, 1995. Costs of sales includes materials, labor and overhead attributable to sales of the MICRO21 systems commencing in August 1995.

Selling, general and administrative expenses were $3,960,625 in 1996, compared with $2,462,553 in 1995, an increase of 60.8 percent. This compares with a 1995 increase of 102.6 percent over 1994 when selling, general and administrative expenses were $1,215,686. Selling, general and administrative expenses increased in 1996 primarily due to the continued growth of the Company and the need for additional personnel following the Company's notice of termination of the Coulter Agreement. In 1995, selling, general and administrative expenses included $450,000 in bonuses to executive officers, consulting fees of $102,000 and the amortization of deferred compensation of $127,337 associated with Common Stock issued to a member of the Board of Directors, and $165,000 incurred in connection with the issuance of Common Stock under a consulting agreement in exchange for services received. Selling, general and administrative expenses will continue to increase as the Company continues to expand its sales and service departments in 1997.

Research and development expenses were $2,113,565 in 1996, a 17.8 percent increase over $1,793,769 in 1995. This compares with a 1995 increase of 62.9 percent over 1994 when research and development expenses were $1,101,463. Research and development expenses increased in 1996 and 1995 primarily due to resources being utilized in the development of upgrades, procedures, technologies and new products for the MICRO21 system. Research and development expenses will continue to increase in 1997 as new procedures, technologies and products are developed.

In 1996, the Company recorded a provision for contract settlement of $2,062,000. As part of the Settlement Agreement, the Company agreed to pay to Coulter settlement costs of $4,600,000, subject to certain offsets, in exchange for: (i) the return of 26 of Coulter's used inventory of MICRO21 systems and certain spare parts and equipment; (ii) the assignment of four (4) of Coulter's customer contracts; and (iii) reimbursement to Coulter for certain costs and expenses incurred in its sale and marketing of the MICRO21 systems. As of December 31, 1996, the Company had accrued $2,062,000 representing the amount to be paid to Coulter for items other than the return of 26 MICRO21 systems and certain spare parts and equipment. See "Item 1. Business - Description of Business - Relationship with Coulter Corporation; Sales and Distribution; Settlement of Dispute" and "Item 3. Legal Proceedings."

In 1996, the Company settled a note payable with a balance of $500,000 for $423,525 resulting in an extraordinary gain on early extinguishment of debt of $76,475. In 1995, the Company settled a note payable with a balance of $815,000 plus accrued interest of $133,575 for $775,000 resulting in an extraordinary gain on early extinguishment of debt of $173,575.

Interest income was $1,112,227 in 1996, $13,046 in 1995 and $0 in 1994. The
increase in 1996 was primarily due to interest income earned on the proceeds from the Company's initial public offering, which closed on March 27, 1996. The Company recorded no interest income in 1994.

Interest expense was $141,699 in 1996 and $175,074 in 1995, a decrease of $33,375. There was a decrease in interest expense of $41,805 from 1994, when interest expense was $216,879, to 1995. In 1996, the decrease was primarily due to payment in full of all outstanding indebtedness upon completion of the Company's initial public offering in March 1996. In 1996, the Company received advances from a commercial factoring company. The factoring agreement was terminated on July 6, 1996. In 1995, the decrease in interest expense was primarily due to decreased balances in outstanding notes payable, which were repaid with the proceeds of a private placement of the Company's Common Stock.

C.  LIQUIDITY AND CAPITAL RESOURCES

The Settlement Agreement provides that the Company will pay to Coulter approximately $4,600,000. One half of amounts due to Coulter under the Settlement Agreement are due thirty days from the date of the Settlement

Agreement (March 27, 1997) and one half sixty days from the date of the Settlement Agreement. In addition, the Settlement Agreement requires Coulter to promptly purchase four current model MICRO21 systems, to replace certain units returned, at a discounted purchase price.

In March 1996, the Company completed its initial public offering, selling 3,450,000 shares of common stock at $11.00 per share, resulting in approximately $34,000,000 in net proceeds to the Company. In 1996, the Company paid all long-term notes payable, indebtedness and amounts due to related parties totaling approximately $4,300,000. For the year ended December 31, 1996, cash, cash equivalents and investments increased approximately $25,000,000, primarily due to net cash provided by proceeds from the initial public offering.

In May 1996, the Company employed investment advisors to manage the cash assets of the Company subject to specific restrictions and limitations. The advisors are allowed to buy, sell, exchange and otherwise trade in any stocks, bonds and other securities consistent with the Company's objectives. The specific restrictions and limitations limit the advisors to investments characterized as investment grade only. These investments are classified as available-for-sale.

Investments available-for-sale consist of cash, cash equivalents, asset-backed securities, corporate bonds and U.S. Government agency bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Unrealized holding gains and losses on securities classified as available for sale are reported as separate component of shareholders' equity.

During 1996, 1995 and 1994, the Company had cash flow used in operations of $(6,966,570), $(4,410,327) and $(1,153,856), respectively. The negative cash flow was primarily due to the net loss from operations.

For the year ended December 31, 1996, net cash used in investing activities of $25,501,141 was primarily the result of purchases of investments available for sale.

For the year ended December 31, 1996, net cash provided by financing activities of $32,679,891 was primarily the result of proceeds from the sale of common stock in the initial public offering, offset by repayments of notes payable, notes payable to related parties and capital leases. During 1995 and 1994, the Company had cash provided by financing activity of $3,216,574 and $3,119,349, respectively, primarily due to proceeds from the sale of common stock and convertible notes in private placements.

At December 31, 1996, the Company had a net operating loss (NOL) carryforward of approximately $10,100,000 available for income tax purposes that expires through the year 2011. Section 382 of the Internal Revenue Code, as amended, limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership (Ownership Change) of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock.

The Company intends to expend approximately $3,100,000 in 1997 in research and development to develop new products, procedures and technology. The Company is committed under the MonoGen Agreement to payment of research and development fees and a license fee in 1997 of up to $3,500,000 ($500,000 in cash for research and development contracts and $3,000,000 in cash or common stock, at the Company's option, as a license fee). The Company has the right to proceed with or to terminate the MonoGen Agreement within twelve months, pending FDA clearance of use of the MonoGen technique with the MICRO21 system for urine cytology, without cause and without liability, other than $150,000 of the cash for research and development which is nonrefundable.

Under the DiaSys Agreement, the Company is committed to purchasing over $800,000 of equipment in 1997 from DiaSys Corporation to be integrated into the Micro21 System workstation.

The Company is currently negotiating for the purchase of land on which the Company will construct its new corporate facilities consisting of corporate offices and, potentially, a manufacturing facility. Such construction is estimated to begin in 1997 and be completed in late 1998. The total estimated cost of such purchase and construction is $4,500,000, of which $3,600,000 would be financed, or the transaction could be structured as a sale leaseback.

The Company believes that cash, cash equivalents and investments held for sale, together with projected cash flow from operations, will be sufficient to meet the Company's liquidity and capital requirements for at least two years, although no assurance exists that the Company will not require additional capital prior to the end of such period.

D. OUTLOOK

This section captioned "Outlook" and other parts of this Annual Report on Form 10-K include certain forward-looking statements within the meaning of federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those projected in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K. See "Other Factors Relating to Forward-Looking Statements" below.

COULTER'S FAILURE TO PURCHASE MINIMUM PURCHASE REQUIREMENTS; TERMINATION OF COULTER AGREEMENT; DISPUTE WITH COULTER AND SETTLEMENT AGREEMENT. Coulter's failure to purchase the minimum number of MICRO21 systems required to be purchased under the Coulter Agreement, the Company's termination of the Coulter Agreement and the resulting dispute have adversely affected the Company's business, results of operation, financial condition and expected performance for 1996 and 1997. The Company believes these events have created confusion in the marketplace relating to service and pricing and may have led some customers to question the merits of the MICRO21 system and, in particular, have been a factor in the decision of some customers to return certain MICRO21 systems placed for evaluation. The Company firmly believes that the MICRO21 system meets market requirements and believes that many of the customers who returned evaluation systems, and other potential customers evaluating or considering an evaluation of the MICRO21 system, will order a MICRO21 system for evaluation, purchase or lease now that the dispute between the Company and Coulter is resolved. The Company also believes that the termination of its exclusive distribution relationship with Coulter will ultimately better serve the Company, permitting more flexibility in the development of marketing and sales programs and better penetration of the market due to greater potential pricing discounts as a result of higher potential gross margins. Under the Settlement Agreement, to the extent and for so long as the Company sells the MICRO21 system through distributors other than Coulter for resale or lease to end users, Coulter shall have "most favored distributor" rights that consist of the right to purchase MICRO21 systems from the Company on the same terms such systems are sold by the Company to other distributors on a country by country basis, including and subject to all of the conditions of such sale transactions such as price, discounts, and quantity. The "most favored distributor" rights terminate in the event (i) the Company terminates the sale and marketing of the MICRO21 system through distributors other than Coulter, but such rights shall be reinstated in the event the Company recommences sales and marketing of the MICRO21 system through other distributors, or (ii) of a sale of all or substantially all of the stock or assets of the Company, or a merger, consolidation, or reorganization of the Company involving a change in control of the Company. Coulter's "most favored distributor" rights effectively prevent the Company from entering into exclusive distribution agreements with a third party distributor. While the Settlement Agreement contemplates that Coulter may purchase MICRO21 systems at a discount transfer price or otherwise from the Company, for foreign placements, there are no minimum purchase requirements under the Settlement Agreement and there is no assurance that Coulter will actively promote the sale and marketing of the MICRO21 system.

BUILD-UP OF THE COMPANY'S INTERNAL SALES FORCE. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of the termination of the Coulter Agreement are expected to adversely affect the Company's business, results of operations and financial condition in 1997. However, the Company believes that its understanding of the nature of and advantages of the use of the MICRO21 system and the training it provides and will provide to its internal sales, marketing and service force will ultimately position the Company to achieve better results by selling MICRO21 systems directly to end users than the Company has realized or could realize with an exclusive distribution relationship with one distributor. In addition, the Company's ability to set prices and to sell the MICRO21 system directly to end users will provide the Company with a greater ability to enter into more flexible pricing arrangements with end users who lease or purchase a

MICRO21 system. Such flexibility may increase the number of end users who are financially able to purchase or lease a MICRO21 system, result in increased margins on a per-unit basis, and result in increased gross and net revenues to the Company for 1998 and beyond. However, there can be no guarantee or assurance that increased pricing flexibility and direct selling efforts by the Company will result in an increase in the number of potential end users, an increase in sales, or greater margins or gross or net revenues. In addition, while the Company intends to focus its marketing and sales efforts on direct sales, the Company may continue to sell MICRO21 systems to Coulter pursuant to the Settlement Agreement and to other distributors for resale to customers, and substantial sales to distributors may be possible only at transfer prices substantially lower than projected prices for direct sales.

LABORATORY AUTOMATION; PRODUCT DEVELOPMENT. The Company believes that manual performance of clinical laboratory microscopic procedures are costly, time consuming and subject to varying degrees of accuracy and consistency. The Company anticipates that the demand for automated microscopy and its attendant ability to reduce laboratory costs and exposure to liability, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care will continue to increase in the future. The Company's ability to react quickly to a rise in the demand for automated microscopy products by developing a product or line of products that will perform a broad number of microscopic procedures will be critical to the Company's success. The Company intends to seek to develop, either internally or through licensing arrangements such as those entered into with DiaSys and MonoGen, products that can meet such demand for a variety of automated microscopic procedures. There can be no assurance that the Company's competitors will not develop such products before the Company can, or that any products developed by the Company, even if timely, will receive sufficient FDA clearance or approval or will meet with greater market acceptance than those manufactured by the Company's competitors.

HEALTH CARE COST CONTAINMENT CONSIDERATIONS. The Company believes that pressure in the health care industry to control and contain patient care costs has increased and will continue to increase. Such pressure may result in increased demand for the MICRO21 system from those end users who can benefit from the cost savings and other benefits provided by the MICRO21 system because they will continue to perform the same type and volume of clinical laboratory microscopic procedures. If, however, such cost containment pressures result in an actual reduction in the number and type of clinical laboratory microscopic procedures performed (i.e., a reduction in precautionary testing), the cost savings and other benefits of the MICRO21 systems would decrease, and accordingly, demand for the MICRO21 system may also decrease.

CONSOLIDATION OF MANAGEMENT OF HEALTH CARE FACILITIES. The continuing trend toward consolidation of laboratories and hospitals by acquisitions and through the formation of affiliated and nonaffiliated purchasing groups will create opportunities for penetration of the market by sales efforts directed at the principal decision makers for such groups and, at the same time, may make penetration of the market more difficult if sales of MICRO21 systems are not made to such large purchasing groups.

LICENSE AND OTHER ARRANGEMENTS WITH OTHER COMPANIES. The Company expects that it will increase market penetration opportunities through the product integration arrangement it has made with DiaSys and the license arrangement it has made with MonoGen. The expense of up to $500,000 for research and development contracts and $3,000,000, in cash or common stock, as licensing fees under the arrangement with MonoGen will impact the extent of the Company's liquidity and available capital, however, these arrangements, including in particular the new procedures developed, should open new opportunities to expand market penetration.

E. OTHER FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including, without limitation, those described under "Outlook" above, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. Such factors include, among others, those described in Item 1. "Business," Item 3. "Legal Proceedings," and Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the following:

/bullet/ the delay in the Company's achievement of substantial market penetration and widespread acceptance of the MICRO21 system;

/bullet/ the delays and impediments to customer acceptance associated with industry and market perception of the historical dispute between the Company and Coulter;

/bullet/ the expense, delays and potential setbacks in development of competent and capable sales and marketing teams and service teams for penetration of the market;

/bullet/ the risk that expansion of sales in foreign markets may be possible only through distributors, such as Coulter, at transfer prices too low for favorable profitability;

/bullet/ the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other government clearance or approval for new products and new procedures for use on the MICRO21 system;

/bullet/ the uncertainty of profitability and sustainability of revenues and profitability;

/bullet/ the uncertainty and potential problems associated with patent infringement alleged by Neuromedical Systems, Inc. and the uncertainty of the Company's protection for its unpatented proprietary technology; and

/bullet/ the uncertainty of availability of capital for future capital needs, especially in the event of further delays in anticipated market acceptance and market penetration of MICRO21 systems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item can be found at the pages listed in the following index:

                                                                        PAGE
                                                                        ----

Report of Independent Certified Public Accountants                       F-2

Balance Sheets at December 31, 1996 and 1995                             F-3

Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                       F-4

Statements of Shareholders' Equity (Net Capital Deficiency)
  for the years ended December 31, 1996, 1995 and 1994                   F-5

Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                       F-6

Notes to Financial Statements                                            F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Intelligent Medical Imaging, Inc.

We have audited the accompanying balance sheets of Intelligent Medical Imaging, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Medical Imaging, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with general accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   /s/ ERNST & YOUNG LLP
                                                   ----------------------
                                                       Ernst & Young LLP


West Palm Beach, Florida
February 3, 1997, except for the fourth
    and twelfth paragraphs of Note 8, as
    to which the dates are March 27,
    1997 and March 7, 1997, respectively

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                    1996            1995
                                                                ------------    -----------
ASSETS
Current assets:
   Cash                                                         $    288,001    $    75,821
   Investments available for sale                                 24,793,872           --
   Inventory                                                       3,541,993      1,655,181
   Accounts receivable, net of allowance
     for uncollectible accounts of
     $40,000 at December 31, 1996                                    177,096        182,000
   Prepaid expenses and other current assets                          52,425          3,606
   Accrued interest receivable                                       159,427           --
                                                                ------------    -----------
Total current assets                                              29,012,814      1,916,608

Property and equipment, net                                        1,666,957        686,266
Other assets                                                          52,252        102,456
                                                                ------------    -----------

                                                                $ 30,732,023    $ 2,705,330
                                                                ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Note payable in default                                      $       --      $   500,000
   Accounts payable                                                1,062,979      1,034,467
   Accrued salaries and benefits                                     319,217        204,238
   Other accrued liabilities                                         421,132        105,000
   Accrued interest payable                                             --          139,478
   Accrued contract settlement costs                               2,062,000           --
   Due to related parties                                               --          105,000
   Customer advance                                                     --          150,000
   Current portion of capitalized
     lease obligations                                                  --           36,200
   Current portion of long-term
     notes payable                                                      --            4,000
   Current portion of long-term notes
     payable to related parties                                         --          507,926
                                                                ------------    -----------
Total current liabilities                                          3,865,328      2,786,309

Capitalized lease obligations                                           --           94,114
Long-term notes payable                                                 --          156,000
Long-term notes payable to related parties                              --          131,032
Due to officers and related party                                       --          762,897

Commitments and contingencies

Shareholders' equity (net capital deficiency):
   Preferred stock, $.01 par value--
     authorized 2,000,000 shares; no
     shares issued or outstanding                                       --             --
   Common stock, $.01 par value--
     authorized 30,000,000 shares;
     issued and outstanding, 10,898,055
     shares in 1996 and 6,843,246
     shares in 1995                                                  108,981         68,432
   Additional paid-in capital                                     42,425,306      7,656,290
   Deferred compensation                                            (321,504)      (401,357)
   Accumulated deficit                                           (15,346,088)    (8,548,387)
                                                                ------------    -----------
Total shareholders' equity (net capital deficiency)               26,866,695     (1,225,022)
                                                                ------------    -----------
                                                                $ 30,732,023    $ 2,705,330
                                                                ============    ===========

SEE ACCOMPANYING NOTES

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              1996           1995           1994
                                                           -----------    -----------    -----------
Revenue:
   Product sales, net (Note 8)                             $ 1,460,675    $ 1,392,883    $      --
   Other                                                          --             --          118,173
                                                           -----------    -----------    -----------
Total revenue                                                1,460,675      1,392,883        118,173

Cost of sales                                                1,227,216      1,135,499           --
                                                           -----------    -----------    -----------
Gross margin                                                   233,459        257,384        118,173

Operating expenses:
   Selling, general and administrative                       3,960,625      2,462,553      1,215,686
   Research and development                                  2,113,565      1,793,769      1,101,463
   Provision for contract settlement                         2,062,000           --             --
                                                           -----------    -----------    -----------
Total operating expenses                                     8,136,190      4,256,322      2,317,149
                                                           -----------    -----------    -----------
Loss from operations                                        (7,902,731)    (3,998,938)    (2,198,976)

Other income (expense):
   Interest income                                           1,112,227         13,046           --
   Interest expense                                           (141,699)      (175,074)      (216,879)
                                                           -----------    -----------    -----------
Other income (expense)                                         970,528       (162,028)      (216,879)
                                                           -----------    -----------    -----------
Loss before extraordinary item                              (6,932,203)    (4,160,966)    (2,415,855)

Extraordinary item--gain on early
  extinguishment of debt                                        76,475        173,575           --
                                                           -----------    -----------    -----------
Net loss                                                   $(6,855,728)   $(3,987,391)   $(2,415,855)
                                                           ===========    ===========    ===========

Loss per common share:
   Before extraordinary item                               $      (.70)   $      (.64)   $      (.42)

   Extraordinary item--gain on early
     extinguishment of debt                                        .01            .02           --
                                                           ===========    ===========    ===========

Net loss per common share                                  $      (.69)   $      (.62)   $      (.42)
                                                           ===========    ===========    ===========

Weighted average number of common shares
   outstanding                                               9,937,440      6,468,279      5,721,987
                                                           ===========    ===========    ===========

SEE ACCOMPANYING NOTES.

                        INTELLIGENT MEDICAL IMAGING, INC.
           STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


                                                                                                                          TOTAL
                                                                                                                      SHAREHOLDERS'
                                                COMMON STOCK          ADDITIONAL                                      EQUITY (NET
                                          ----------------------       PAID-IN        DEFERRED        ACCUMULATED        CAPITAL
                                           SHARES        AMOUNT        CAPITAL      COMPENSATION        DEFICIT        DEFICIENCY)
                                          ---------     --------     -----------    ------------    -------------     -------------
Balance at January 1, 1994                2,823,804     $ 28,238     $   623,102     $    --        $ (2,145,141)     $ (1,493,801)
   Issuance of $.01 par value common
     stock for services rendered
     and $2,500                             385,764        3,858         253,318          --                --             257,176
   Issuance of $.01 par value common
     stock, net of issuance costs
     of $329,140                            750,402        7,503       1,164,161          --                --           1,171,664
   Net loss                                    --           --              --            --          (2,415,855)       (2,415,855)
                                         ----------     --------     -----------     ---------      ------------      ------------
Balance at December 31, 1994              3,959,970       39,599       2,040,581          --          (4,560,996)       (2,480,816)
   Issuance of $.01 par value common
     stock from converted notes             464,988        4,650         925,350          --                --             930,000
   Issuance of $.01 par value common
     stock, net of issuance costs
     of $387,639                          2,264,598       22,647       4,118,910          --                --           4,141,557
   Issuance of $.01 par value common
     stock for services rendered             49,500          495         164,505          --                --             165,000
   Exercise of stock options                104,190        1,041           2,432          --                --               3,473
   Issuance of stock options to
     purchase 140,250 shares of
     common stock                              --           --           404,512      (401,357)             --               3,155
   Net loss                                    --           --              --            --          (3,987,391)       (3,987,391)
                                         ----------     --------     -----------     ---------      ------------      ------------
Balance at December 31, 1995              6,843,246       68,432       7,656,290      (401,357)       (8,548,387)       (1,225,022)
   Issuance of $.01 par value
     common stock, net of issuance
     costs of $3,668,565                  3,450,000       34,500      34,246,935          --                --          34,281,435
   Issuance of $.01 par value
     common stock from conversion
     of notes payable                       274,389        2,744         297,256          --                --             300,000
   Exercise of stock options                117,750        1,178          94,913          --                --              96,091
   Exercise of stock purchase
     warrants                               212,670        2,127         115,932          --                --             118,059
   Issuance of stock options to
     purchase 6,000 shares of
     common stock                              --           --            13,980       (10,480)             --               3,500
   Amortization of deferred
     compensation                              --           --              --          90,333              --              90,333
   Adjustments for unrealized
     gains on securities available
     for sale                                  --           --              --            --              58,027            58,027
   Net loss                                    --           --              --            --          (6,855,728)       (6,855,728)
                                         ----------     --------     -----------     ---------      ------------      ------------
Balance at December 31, 1996             10,898,055     $108,981     $42,425,306     $(321,504)     $(15,346,088)     $ 26,866,695
                                         ==========     ========     ===========     =========      ============      ============

SEE ACCOMPANYING NOTES

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                    1996           1995           1994
                                                                ------------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                                        $ (6,855,728)   $(3,987,391)   $(2,415,855)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                    299,338        169,687         80,774
     Gain on early extinguishment of debt                            (76,475)      (173,575)          --
     Services received in exchange for common stock and stock
       options                                                        93,833        295,492        127,339
     Provision for contract settlement                             2,062,000           --             --
     Officers' bonus accrual                                            --          450,000           --
     Settlement of product development agreement                        --             --          500,000
     Changes in operating assets and liabilities:
       Inventory                                                  (2,401,545)    (1,504,833)      (255,224)
       Accounts receivable                                             4,904       (182,000)          --
       Prepaid expenses and other current assets                     (48,819)        (3,606)          --
       Accrued interest receivable                                  (159,427)          --             --
       Other assets                                                   50,204        (98,899)           257
       Accounts payable                                               28,512        423,367        536,210
       Accrued salaries and benefits                                 114,979        (40,935)        68,973
       Other accrued liabilities                                     316,132        105,000         (1,700)
       Accrued interest payable                                     (139,478)      (117,634)       205,370
       Due to related party                                         (105,000)       105,000           --
       Customer advance                                             (150,000)       150,000           --
                                                                ------------    -----------    -----------
Net cash used in operating activities                             (6,966,570)    (4,410,327)    (1,153,856)

INVESTING ACTIVITIES
Purchases of property and equipment                                 (765,296)      (224,907)      (505,154)
Purchases of investments available for sale                      (33,226,690)          --             --
Sales of investments available for sale                            8,490,845           --             --
                                                                ------------    -----------    -----------
Net cash used in investing activities                            (25,501,141)      (224,907)      (505,154)


CONTINUED ON NEXT PAGE.

                                                                          YEAR ENDED DECEMBER 31,
                                                                    1996            1995           1994
                                                                -------------   -------------   -------------
FINANCING ACTIVITIES
Proceeds from long-term notes payable
   and capitalized lease obligations                            $     60,000    $    160,000    $  1,540,074
Repayment of long-term notes payable
   and capitalized lease obligations                                (773,839)       (919,414)        (41,500)
Advances from factor                                               2,216,614            --              --
Repayments to factor                                              (2,216,614)           --              --
Proceeds from notes payable to related parties                        74,784            --           505,660
Repayment of notes payable to related parties                     (1,176,639)       (169,042)        (59,049)
Proceeds from sale of common stock                                34,495,585       4,145,030       1,174,164
                                                                ------------    ------------    ------------
Net cash provided by financing activities                         32,679,891       3,216,574       3,119,349
                                                                ------------    ------------    ------------
Net increase (decrease) in cash                                      212,180      (1,418,660)      1,460,339
Cash at beginning of year                                             75,821       1,494,481          34,142
                                                                ============    ============    ============
Cash at end of year                                             $    288,001    $     75,821    $  1,494,481
                                                                ============    ============    ============

SUPPLEMENTAL INFORMATION
Interest paid                                                   $    319,073    $    159,133    $     13,447
                                                                ============    ============    ============

Notes payable and notes payable to related
   parties converted to common stock                            $    300,000    $    930,000    $       --
                                                                ============    ============    ============

Inventory transferred to property and equipment                 $    514,733    $    104,876    $       --
                                                                ============    ============    ============

Common stock issued in exchange for services                    $       --      $    165,000    $       --
                                                                ============    ============    ============

Prepaid expenses recorded in connection with common stock
   issued in exchange for services                              $       --      $       --      $    254,676
                                                                ============    ============    ============

Note payable for product development costs                      $       --      $       --      $    500,000
                                                                ============    ============    ============


SEE ACCOMPANYING NOTES.

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Intelligent Medical Imaging, Inc. (IMI Florida), a Florida corporation, was incorporated on June 5, 1989, for the purpose of developing and marketing analytical instruments which provide intelligent review capabilities in automating critical medical visual processes, including microscopic imaging.

On January 16, 1996, Intelligent Medical Imaging, Inc. (IMI Delaware) was formed for the purpose of changing the Company's state of incorporation from Florida to Delaware. Also on January 16, 1996, the Board of Directors declared a three-for-one stock split, effective upon the merger described below, on IMI Delaware's common stock in the form of a 200% stock dividend, payable January 18, 1996, to shareholders of record on January 18, 1996. Effective January 17, 1996, IMI Florida was merged into IMI Delaware. IMI Delaware has 30,000,000 shares of $.01 par value common stock and 2,000,000 shares of $.01 par value preferred stock authorized for issuance. IMI Delaware and its predecessor, IMI Florida, are hereinafter referred to as the Company.

The financial statements have been restated to reflect the newly authorized shares and to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock, the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated.

REVENUE RECOGNITION

Revenue is generally recognized as units are shipped to customers. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. At December 31, 1995, the Company had received $600,000 in payment of sales of MICRO21 systems which were recognized under a bill and hold arrangement. There were no sales under bill and hold arrangements at December 31, 1996.

Sales to one customer, Coulter Corporation (Coulter), the Company's exclusive worldwide distributor through October 1996, accounted for all sales of equipment for the years ended December 31, 1996 and 1995 (see Note 8); therefore, the Company is subject to concentration of credit risk of its accounts receivable. The Company performs credit evaluations of this customer and does not require collateral.

CASH

Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash.

INVESTMENTS AVAILABLE FOR SALE

Investments available-for-sale are carried at fair market value, with resulting unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on investments available-for-sale are included in interest income. The cost of securities sold is based on the specific identification method. Interest on investments classified as available-for-sale is included in interest income.

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from five to ten years. Property held under capitalized leases are amortized on the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the related assets.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market.

INCOME TAXES

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Prior to December 31, 1994, the Company had elected to be taxed as an S corporation under the Internal Revenue Code (IRC). As a result, the Company's taxable income or loss for the periods prior to December 31, 1994, are reported by the shareholders on their individual income tax returns. Upon the completion of a private placement of common stock, effective December 31, 1994, the Company became subject to federal income taxes. Had the Company been subject to income taxes prior to December 31, 1994, no income tax benefit for the losses incurred would have been reported in any of these years since realization of the related deferred tax asset would not have been reasonably assured.

SOFTWARE DEVELOPMENT COSTS

Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life and changes in software and hardware technologies. Capitalizable software development expenses have not been significant and have been expensed as incurred.

NET LOSS PER SHARE

For the year ended December 31, 1995, pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the estimated public offering price during the 12 months immediately preceding the date of the initial filing of the registration statement (January 26, 1996) have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented whether they are antidilutive or not. Common stock equivalents are not included in the computation of net loss per share in 1996 as their effect is antidilutive due to the Company's net operating losses.

WARRANTY COSTS

The Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. An accrued liability for warranty costs, of approximately $54,000 at December 31, 1996 and $55,000 at December 31, 1995, are included in the caption "other accrued liabilities" in the accompanying balance sheets.

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS


STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and accordingly, generally recognizes no compensation expense for stock options granted. In the unusual circumstance when stock option grants are issued at less than fair value, the Company recognizes compensation expense over the vesting period based on the difference between the exercise price and fair value.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  INVENTORY

The components of inventory are summarized as follows:

                                                             DECEMBER 31
                                                          1996         1995
                                                       ----------   ----------

      Finished goods                                   $1,361,038   $        -
      Work in process                                     819,161      838,117
      Raw materials                                     1,361,794      817,064
                                                       ==========   ==========
                                                       $3,541,993   $1,655,181
                                                       ==========   ==========

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             DECEMBER 31
                                                          1996         1995
                                                       ----------   -----------

      Furniture, fixtures and office equipment         $  461,690   $   157,617
      Computer equipment                                1,835,539       859,583
                                                       ----------   -----------
                                                        2,297,229     1,017,200
      Accumulated depreciation                           (630,272)     (330,934)
                                                       ==========   ===========
                                                       $1,666,957   $   686,266
                                                       ==========   ===========

4.  INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale at December 31, 1996 consist of the following:

                                                                  GROSS         ESTIMATED
                                                                UNREALIZED        FAIR
                                                     COST          GAIN           VALUE
                                                 -----------    ----------     -----------
      Cash and cash equivalents                  $ 5,389,564      $ 2,950      $ 5,392,514
      U.S. Corporate bonds and asset backed
         securities                               11,820,598       36,908       11,857,506
      U.S. Government agency bond and
         mortgages                                 7,525,683       18,169        7,543,852
                                                 ===========      =======      ===========
                                                 $24,735,845      $58,027      $24,793,872
                                                 ===========      =======      ===========

In accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, unrealized holding gains on investments available-for-sale of $58,027 are included as a separate component of shareholders' equity.

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS


The contractual maturity of debt securities available for sale at December 31, 1996, regardless of their balance sheet classification, follow:

                                              AMORTIZED COST        FAIR
                                                                    VALUE
                                              --------------     -----------

     Due within one year                        $ 4,813,631      $ 4,818,704
     Due after one year through five years        2,250,853        2,268,870
     Due after five years                         2,644,862        2,628,878
     Not due at a single maturity date            9,636,935        9,684,906
                                                -----------      -----------
                                                $19,346,281      $19,401,358
                                                ===========      ===========

Gross realized gains and gross realized losses from the sale of securities classified as available for sale were not material for the year ended December 31, 1996. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

5.  NOTES PAYABLE TO RELATED PARTIES

On June 30, 1995, a note payable to a related party of $202,500, including accrued interest of $2,500 at December 31, 1994, was converted to common stock at a conversion price of $2 per share.

Long-term notes payable to related parties consisted of the following:

                                                       1996        1995
                                                      ------    ---------
     10% promissory note payable to shareholder,
        due July 1, 1996, secured by a security
        interest in the Company's technology and
        computer equipment, converted in 1996 to
        common stock at a conversion price of
        $1.09 per share                               $ --      $ 300,000
     12% unsecured note payable to a shareholder,
        principal and interest due in monthly
        installments of $10,000 through October 1997,
        repaid in full in 1996                          --        229,989
     11% unsecured note payable to a shareholder,
        payable in full on demand, repaid in full
        in 1996                                         --         18,968
     11% unsecured notes payable to shareholders,
        principal and interest due December 31,
        1996, repaid in full in 1996                    --         90,001
                                                      ------    ---------
                                                        --        638,958
     Less current portion of notes payable to
       related parties                                  --       (507,926)
                                                      ------    ---------
     Long-term notes payable to related parties       $ --      $ 131,032
                                                      ======    =========

Interest expense on notes payable to related parties and amounts due to related party, discussed in Note 7, amounted to approximately $15,000, $75,000 and $89,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

6.  NOTES PAYABLE

In June 1993, the Company executed a Letter of Understanding with XL Vision, Inc. (XL Vision), under which XL Vision agreed to manufacture MICRO21 system design units. During 1993, XL Vision advanced $240,000 to the Company in contemplation of an equity investment in the Company. During 1994, an additional $685,000 was advanced.

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS

Most of the advances were evidenced by promissory notes payable on demand within 30 days' notice. In addition to amounts advanced, XL Vision incurred costs in developing hardware for the MICRO21 system. The parties were unable to agree to definitive terms for the equity investment and their manufacturing relationship and on July 23, 1994, a settlement agreement was reached whereby the Company issued an $825,000 secured convertible promissory note payable (the $825,000
Note), a $500,000 noninterest-bearing secured promissory note payable (the $500,000 Note) and a $220,000 purchase order (the Purchase Order) to XL Vision. During 1994, the Purchase Order was paid in full. The $825,000 Note bore interest at prime plus 3% and was payable in the amount of $550,000 on July 23, 1996, and all remaining principal on July 23, 1997, subject to certain prepayment provisions based on future sales or leases of the MICRO21 system. On July 28, 1995, XL Vision accepted $775,000 in full payment of the $825,000 note (which had an outstanding principal balance of $815,000 at the time of payoff), plus accrued interest of $133,575 through the date of the settlement. This agreement resulted in an extraordinary gain of approximately $173,575 in 1995.

At December 31, 1995, the $500,000 note was in default for nonpayment of principal. This note was payable in installments of $5,000 for each of the first ten units sold or leased and $10,000 for each subsequent unit, secured by software and hardware design rights and was payable in full upon the sale of the Company's interest in its software or system designs, the sale or disposition of the Company or the merger of the Company with a public company. During 1996, XL Vision accepted $423,525 in full payment of the $500,000 note. This agreement resulted in an extraordinary gain of $76,475 in 1996.

Notes payable at December 31, 1995 consisted of $160,000, 12% unsecured notes payable under the Coulter Agreement (see Note 8) which provided for borrowings of $20,000 per unit sold, up to a maximum of $1,100,000, with monthly payments over a five-year period beginning one year after the sale of the unit or receipt of proceeds from the borrowing. As of December 31, 1995, monthly installments of $4,010 were to begin in December 1996; however, the note was paid in full during 1996.

On January 3, 1995, notes payable outstanding at December 31, 1994 of $730,000 bearing interest of 18% were converted to common stock at a conversion price of $2 per share.

At December 31, 1994, the Company also had notes payable of $75,000 and $39,000, including accrued interest of $8,020, bearing interest at 11% and 18%, respectively. On January 3, 1995 and April 24, 1995, the notes totaling $75,000 and $39,020, respectively, and the related accrued interest were repaid.

7.  DUE TO RELATED PARTY

In December 1995, the Board of Directors approved bonuses to certain officers totaling $450,000. These bonuses were paid upon the completion of the Company's initial public offering in March 1996.

At December 31, 1993, the Company recorded accrued salaries, benefits and related interest (computed at an annual rate of 11%) payable to a shareholder totaling $275,000. This amount accrued interest at the prime rate as stated by a local bank (8.75% at December 31, 1995). At December 31, 1995, this obligation was classified as long term and included accrued interest of $37,897. The note became due and payable ten days after the date on which the Company consummated its initial registered public offering of shares of its common stock. During 1996, this note and the accrued interest were paid in full.

Interest expense on amounts due to related party amounted to approximately $5,700, $24,000 and $20,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

On December 1, 1993, the Company entered into a six-month consulting agreement with a member of the Company's Board of Directors (the Consulting Firm) to identify and introduce the Company to lease/financing participants or marketing

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS

partners. A monthly retainer of $4,000 per month accrued, without interest, until the earlier of December 1, 1994, or the Company's receipt of $500,000 in net revenue under this agreement.

This agreement was amended in May 1995, retroactive to December 1994, and the monthly retainer was increased to $8,500 per month through December 31, 1995. The agreement included a success fee based on revenue; however, in October 1995, the agreement was amended, extending the term through December 31, 1999, and providing for monthly payments of $12,500 during 1996 and $8,500 from 1997 through 1999, and eliminating the success fee. The Company incurred expenses of $150,000, $102,000, $52,500 for the years ended December 31, 1996, 1995, and
1994, respectively, under this agreement. The 1995 consulting fee plus expenses of $3,000 were unpaid at December 31, 1995.

Effective December 1, 1993, the Company entered into another six-month consulting agreement with the president of the Consulting Firm who agreed to provide consulting advice and introductions for strategic planning. As compensation for the services to be provided, in January 1994, the Company issued 385,764 shares of common stock with a fair market value of $257,176, as determined by the Board of Directors, for $2,500. In accordance with the agreement, these shares were earned pro rata at the completion of each six-month period. Compensation expense of $127,339 and $127,337 was recognized in 1994 and 1995, respectively. This agreement was terminated effective November 30, 1995.

8.  COMMITMENTS AND CONTINGENCIES

In August 1995, the Company entered into an exclusive sales and distribution agreement with Coulter which was amended in January 1996 (the Coulter Agreement). Under the agreement, Coulter was committed to purchase a specified minimum number of systems by March 31, 1996, for approximately $4,000,000, of which $2,600,000 and $1,400,000 was sold by the Company in 1996 and 1995, respectively. Subsequent to March 31, 1996, under the Coulter Agreement, the Company was committed to deliver a specified minimum number of systems at a specific sales price through August 31, 2000, provided that the MICRO21 system met "market requirements," as to the first contract year ended August 31, 1996, and subject to modification of minimum purchase amounts by mutual agreement due to market conditions for subsequent periods through August 31, 2000.

On September 30, 1996, Coulter unilaterally revoked its previous commitment to purchase $5,500,000 of MICRO21 systems during the third and fourth quarters of 1996. On October 1, 1996, the Company gave Coulter written notice of termination of the Coulter Agreement and, following the expiration of applicable cure periods, written notice that the Company deemed the Coulter Agreement to be terminated.

As a result of Coulter's revocation of its commitment to purchase any MICRO21 systems during the third and fourth quarters of 1996, the Company did not realize any product sales during these periods. The Company's business, results of operations and financial condition in 1996 have been adversely affected by Coulter's failure to meet the minimum purchase requirements set forth in the Coulter Agreement, Coulter's unilateral revocation of its commitment to purchase $5,500,000 of MICRO21 systems in the third and fourth quarters of 1996, and by uncertainty in the marketplace related to the Company's relationship with Coulter.

On March 27, 1997, the Company and Coulter entered into a settlement agreement (the "Settlement Agreement") in which the parties agreed that the Coulter Agreement was terminated and that the Company will pay Coulter approximately $4,600,000, subject to certain offsets, in exchange for: (i) the return of twenty-six of Coulter's used MICRO21 systems and certain spare parts and equipment; (ii) the assignment to the Company of four of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs in connection with the sale and marketing of the MICRO21 system. Under the terms of the Settlement Agreement, the Company granted Coulter the right to purchase MICRO21 systems for distribution worldwide on a nonexclusive basis, at prices to be set by the Company, and the Company and Coulter agreed to arrangements for the provision of service and support to end users of MICRO 21 systems. To the extent and for so long as the Company sells MICRO21 systems through other distributors, Coulter will have the right to purchase MICRO21 systems on the same terms on a country by country basis. In addition, the Company agreed to sell up to twenty-one MICRO21 systems to Coulter at a special discounted price and Coulter agreed to purchase four MICRO21 systems at a discount promptly for

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS

for placement in Japan. The Settlement Agreement reinstated the following provisions from the Coulter Agreement: (i) the Company has agreed to license its proprietary software and technology to Coulter for its sale or lease of the MICRO21 system and (ii) the Company is required to indemnify Coulter for any injury to person or property resulting from the design or manufacture of the MICRO21 system and to maintain product liability insurance with a minimum coverage of $5 million with respect to any such injury. As a result of the Settlement Agreement, the Company recorded, as of December 31, 1996: (i) a sales allowance of $1,938,000 representing the portion of the settlement amount estimated to represent a credit for the return of 26 MICRO21 systems and certain spare parts and equipment that will be returned by Coulter and (ii) a provision for settlement costs of $2,062,000 representing the amount to be paid to Coulter, for items other than the return of 26 MICRO21 systems and certain spare parts and equipment. The Company anticipates that its business, results of operations and financial condition will be adversely affected in 1997 as a result of delays in building the Company's sales and marketing organization and implementing its sales and marketing program related to the termination of the Coulter Agreement.

During 1996, the Company entered into an agreement whereby the Company committed to purchase approximately $829,000 of equipment from DiaSys Corporation to be integrated into the MICRO21 system workstation. As of December 31, 1996, the Company had purchased $21,000 of product and is committed to purchase approximately $808,000 of equipment under the agreement.

During 1996, the Company entered into an agreement for the worldwide license rights for a microscope slide preparing technique. The agreement requires the Company to pay $150,000, which is nonrefundable, upon the execution of an initial research and development contract and delivery by MonoGen of manufacturing documentation. Pending receipt of FDA 510(k) clearance for the sale of MICRO21 systems incorporating or sold in conjunction with the MonoGen monolayer preparation technique for urine cytology, the Company, at its option, may elect to terminate or proceed with the license and product development agreement. If the Company elects to proceed, it will be required to pay to MonoGen additional fees of at least $350,000 for research and development contract work and $3,000,000 in cash or common stock of the Company, at the Company's option. If the Company elects to terminate the agreement it may do so without liability other than the $150,000 nonrefundable payment. No payments were required to be made under the terms of this agreement during 1996.

In October 1996, the Company entered into a contract to purchase land for approximately $790,000 upon which the Company intends to construct an office and manufacturing facility. The contract stipulates that the closing shall occur on the earlier of the date which is 15 days after the Company's receipt of site plan approval, or 120 days from the date of the contract. The sale is also contingent upon the Company obtaining acceptable financing or leasing arrangements.

On December 28, 1995, the Company entered into a factoring agreement with a commercial factoring company (the Factor) in which the Factor agreed to purchase a minimum of $3,000,000 of the Company's Coulter receivables, with recourse, over the six-month term of the agreement for 80% of the net amount of the Coulter receivables. The processing fee charged by the Factor was 1.15% of the face amount of each invoice for each 15-day period that the invoice remains unpaid. The factoring agreement was terminated on July 6, 1996. During 1996, the Company received advances of approximately $2,216,000 on approximately $2,775,000 of Coulter accounts receivable, all of which were paid during 1996. Total interest expense incurred under this arrangement during 1996 was $88,000.

The Company leases office equipment and office and warehouse space under operating leases through April 1999. In addition to the basic rent payable under the office leases, the Company is also liable for additional rent on its proportionate share of building operating expenses. Total rent expense incurred for the years ended December 31, 1996, 1995, and 1994 was, $196,434, $117,905
and $88,942, respectively.

Future minimum lease payments under operating leases as of December 31, 1996, are as follows: 1997--$340,813; 1998--$292,879; 1999--$117,085.

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS

The Company has been notified that its product may infringe on patents issued to two other parties. No infringement claim has been asserted against the Company in one of these matters and the Company was a party to legal proceedings regarding the other matter.

On March 7, 1997, the Company entered into a settlement agreement effective March 1, 1997, that grants the Company a license to use, manufacture and sell products utilizing certain patents. The Company has the right to sell its products direct to customers worldwide without payment of any royalty. As consideration, the Company has agreed to pay a royalty of 4% of the net sales price of products sold through one or more distributors to end users in the United States. The Company currently has no agreements to sell products through distributors in the United States. The royalty obligation and the related license agreement expire in September 2000.

9.  COMMON STOCK, WARRANTS AND OPTION PLAN

On October 16, 1995, the Company issued 49,500 shares of common stock as compensation for services rendered. Compensation expense of $165,000 was recorded in connection with the services provided based on a fair market value of $3.33 per share as determined by the Board of Directors.

In March 1996, the Company completed an initial public offering and issued 3,450,000 shares of common stock, raising proceeds of $34,281,435, net of issuance costs of $3,668,565.

The Company has an incentive stock option plan which provides for the granting of incentive stock options to key employees, including officers and directors of the Company who are full-time employees, based upon the determination of the Board of Directors. In addition, the plan provides for the granting of nonqualified stock options to employees, directors or consultants. The Board of Directors reserved 1,142,400 shares of its common stock for the purpose of issuing stock options under this plan. In 1994 and 1995, the plan was amended to increase the number of shares available for grant to 1,567,500 and 2,686,500, respectively. The exercise price of each incentive stock option granted under the plan may not be less than 100% of the fair market value of the common stock at the date of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding common stock of the Company, the exercise price shall not be less than 110% of the fair market value at the date of grant. Under the 1995 amendment, the exercise price of nonqualified stock options granted must be at least 10% of the fair market value of the common stock on the date of grant, unless and until the common stock is publicly traded, at which time it will increase to at least 50% of the fair market value of the common stock. The 1995 amendment also provides for vesting over a four-year period on a pro rata basis in arrears provided that such vesting will commence on or after an employee has been employed for six months.

During 1996, the Company granted stock options to employees for the purchase of 6,000 common shares at an exercise price of $7 per share. During 1995, the Company granted stock options to employees for the purchase of 140,250 common shares at exercise prices ranging from $2.00-$3.33 per share. Deferred compensation of $13,980 and $404,512 was recorded in connection with the issuance of these options based on a fair market value of $9 per share in 1996 and $3.33-$6.67 per share in 1995 as determined by the Board of Directors. The Company will amortize the deferred compensation over the employees' required service period of four years. Deferred compensation expense for the years ended December 31, 1996 and 1995 totaled $93,833 and $3,155, respectively.

In December of 1995, the Company's Board of Directors approved the 1995 Non-Employee Director Stock Option Plan (the Director Plan). Under the Director Plan, each nonemployee and nonconsultant director, other than the former president, is eligible to receive options to purchase 19,800 shares of common stock on the date that they are first elected to the Board of Directors and upon re-election at every third consecutive term. The options granted under the Director Plan will generally become exercisable as to one-twelfth of the optioned shares each fiscal quarter following the date of grant, provided that the optionee continues to serve on the Board of Directors. A total of 268,650 shares are reserved for issuance under the Director Plan.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS

COMPENSATION. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rates of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.074; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS




Information regarding these option plans is as follows:

                                                    NUMBER                       WEIGHTED AVERAGE
                                                      OF            OPTION         EXERCISE PRICE
                                                    SHARES          PRICE
                                                  ---------      ------------    ----------------
Options outstanding at January 1, 1994              870,000      $0.03--$0.33              -
   Granted                                          292,269      $1.36--$2.00              -
   Canceled                                         (19,869)         $0.17                 -
                                                  ---------
Options outstanding at December 31, 1994          1,142,400      $0.03--$2.00              -
   Granted                                          351,000      $2.00--$3.33              -
   Exercised                                       (104,190)         $0.03                 -
   Canceled                                         (71,175)     $1.36--$2.00              -
                                                  ---------
Options outstanding at December 31, 1995          1,318,035      $0.04--$3.33          $ 2.00
   Granted                                          422,938            -               $ 7.74
   Exercised                                       (117,750)           -               $ 0.82
   Canceled                                         (15,600)           -               $10.58
                                                  ---------
Options outstanding at December 31, 1996          1,607,623                            $ 7.81
                                                  =========

Exercisable at December 31,1996                     810,459
                                                  =========

Reserved for future option grants at
   December 31, 1996                                856,975
                                                  =========

Weighted average fair value of options
   granted during 1996                                                                 $ 3.90
                                                                                       ======

FASB Statement No. 123 requires disclosure of the weighted average exercise prices for the current year only in the initial year of adoption.

Exercise prices for options outstanding as of December 31, 1996, ranged from $.0637 to $20. The weighted average remaining contractual life of those options is 7.8 years.

                      INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on pro forma net income reflects only the vesting of 1995 awards in 1995 and the vesting of 1996 and 1995 awards in 1996, in accordance with Statement 123. Because compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying Statement 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income. The Company's pro forma information follows:

                                                       DECEMBER 31
                                              ----------------------------
                                                 1996             1995
                                              -----------      -----------

     Pro forma net loss                       $(7,000,652)     $(4,017,561)
                                              ===========      ===========

     Pro forma net loss per share             $      (.70)     $      (.62)
                                              ===========      ===========

During 1994 and 1995, the Company sold shares of common stock to certain investors in private transactions. On December 30, 1994, the Company sold 750,402 shares of common stock at $2 per share realizing cash of $1,171,664, net of issuance costs of $329,140. During 1995, the Company sold 2,264,598 shares of common stock at $2 per share, raising an additional $4,141,557 net of issuance costs of $387,639.

Upon completion of these sales, the Company granted to placement agents, retained in connection with these sales, warrants for the purchase of 213,288 shares of the Company's common stock at an exercise price of $2 per share, which expire on July 24, 1999.

On October 5, 1994, warrants to purchase 690,000 shares of common stock, held by the former president of the Company with an exercise price of $1.67 per share, were canceled and replaced with warrants to purchase 300,000 shares of common stock at an exercise price of $1 per share. These warrants are exercisable at any time through October 5, 2001. At December 31, 1996 and 1995, no warrants had been exercised.

In April and May 1994, the Company issued 63,693 warrants, each to purchase one share of stock at $.35, to two holders of notes payable in default. These warrants are exercisable at any time through April 30, 2004. During 1996, 17,979 warrants were exercised.

On June 29, 1994, the Company also issued 274,389 warrants, each to purchase one share of stock at $1.09, to a shareholder in conjunction with the issuance of the $300,000 note payable to that shareholder. These warrants are exercisable any time through July 1, 1999. During 1996, 68,400 warrants were exercised.

On December 12, 1994, in consideration of a shareholder's guaranty of an equipment financing agreement, the Company issued to this shareholder, warrants to purchase 7,500 shares of common stock at an exercise price of $2 per share. These warrants are exercisable at any time through November 16, 1999.

                      INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS

The following table summarizes information relative to the Company's warrants:

                                         SHARES      PRICE RANGE
                                        --------    ------------

     Outstanding at January 1, 1994      707,040    $1.67--$2.50
        Granted                          645,582    $0.35--$2.00
        Canceled                        (690,000)   $       1.67
                                        --------
     Outstanding at December 31, 1994    662,622    $0.35--$2.50
        Granted                          231,921    $       2.00
                                        --------
     Outstanding at December 31, 1995    894,543    $0.35--$2.50
        Exercised                       (212,670)   $0.35--$2.50
        Canceled                         (12,297)   $       2.00
                                        ========
     Outstanding at December 31, 1996    669,576    $0.35--$2.50
                                        ========

Shares of common stock reserved for future issuance at December 31, 1996 are as follows:

     Options                                          2,733,120
     Warrants                                           669,576
                                                    ===========
                                                      3,402,696
                                                    ===========

10.  INCOME TAXES

Upon completion of the first phase of a private placement of the Company's common stock in October 1994, effective December 30, 1994, the Company's election to be taxed as an S corporation for both federal and state tax purposes was revoked. For all periods prior to December 31, 1994, the Company elected to be treated as an S corporation for both federal and state taxation purposes. Accordingly, taxable income of the Company was included in the income tax return of the shareholders rather than the Company.

At December 31, 1996, the Company had a net operating loss (NOL) carryforward of approximately $10,100,000 available for income tax purposes that expires through 2011. Section 382 of the IRC, as amended, limits the amount of federal taxable income that may be offset by the pre-existing NOLs of a corporation following a change in ownership (Ownership Change) of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had net deferred tax assets totaling approximately $4,856,000 and $2,162,000 at December 31, 1996 and 1995, respectively. However, realization of these deferred assets is not reasonably assured; therefore, they were fully reserved by a valuation allowance of $4,856,000 and $2,162,000 at December 31, 1996, and 1995,
respectively.

                      INTELLIGENT MEDICAL IMAGING, INC.
                         NOTES TO FINANCIAL STATEMENTS

Significant components of the Company's deferred income taxes are as follows:

                                                      DECEMBER 31
                                                 1996             1995
                                              -----------      -----------

     NOL carryforwards                        $ 3,810,000      $ 1,980,000
     Contract settlement                          779,000             --
     Depreciation                                  57,000           13,000
     Amortization                                 (29,000)         (22,000)
     Accrued liability                            203,000          190,000
     Unamortized stock option cost                 36,000            1,000
                                              -----------      -----------
                                                4,856,000        2,162,000
     Less valuation allowances for
       deferred tax assets                     (4,856,000)      (2,162,000)
                                              ===========      ===========
                                              $         -      $         -
                                              ===========      ===========

The net change in the valuation allowance for the year ended December 31, 1996, was an increase of approximately $2,694,000, resulting primarily from net operating losses generated during the year.

The differences between the benefit for income taxes and the amount which results from applying the federal statutory tax rate of 34% to the loss before extraordinary item is due to the increase in the valuation allowance in 1996 and 1995, resulting in no tax benefit reported in any of these years.

11.  OTHER RELATED PARTY TRANSACTIONS

During 1996, the Company leased its manufacturing facility from a member of the Board of Directors. Rent expense incurred under this lease in 1996 was approximately $50,000. In addition, the Company purchased inventory of approximately $250,000 from a company owned by this individual.

12. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, investments available-for-sale and short-term borrowings are reflected in the financial statements at fair value because of the short-term maturity of these instruments. It is not practicable to estimate the fair value of the Company's long-term debt and other noncurrent liabilities outstanding at December 31, 1995 because the Company's incremental borrowing rate could not reasonably be determined.

                        INTELLIGENT MEDICAL IMAGING, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                                   CHARGED TO     BALANCE
                                                  BEGINNING OF     COSTS AND      AT END
                                                      YEAR          EXPENSES      OF YEAR
                                                  ------------     ----------    ----------
Year ended December 31, 1996:
 Deducted from asset accounts:
   Valuation allowance for deferred tax assets     $2,162,000     $2,694,000     $4,856,000
   Allowance for uncollectible accounts                  --           40,000         40,000
   Allowance for obsolete inventory                      --          200,000        200,000
                                                   ==========     ==========     ==========
Total                                              $2,162,000     $2,934,000     $5,096,000
                                                   ==========     ==========     ==========

Year ended December 31, 1995:
 Deducted from asset accounts:
   Valuation allowance for deferred tax assets     $1,037,000     $1,125,000     $2,162,000
                                                   ==========     ==========     ==========
Total                                              $1,037,000     $1,125,000     $2,162,000
                                                   ==========     ==========     ==========

Year ended December 31, 1994:
 Deducted from asset accounts:
   Valuation allowance for deferred tax assets     $     --       $1,037,000     $1,037,000
                                                   ==========     ==========     ==========
Total                                              $     --       $1,037,000     $1,037,000
                                                   ==========     ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders.

Part IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


FINANCIAL STATEMENTS

The list of financial statements required by this item is set forth in Item 8, "Financial Statements and Supplementary Data."

FINANCIAL STATEMENT SCHEDULE

Schedule II - "Valuation and Qualifying Accounts" is set forth at the end of
Item 8.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of schedules.

EXHIBITS
 3.1     Certificate of Incorporation of the Company. (1)
 3.2 Certificate of Merger and Agreement and Plan of Merger between Intelligent Medical Imaging, Inc., a Florida Corporation, and the Company approved by a majority of the Company's stockholders on January 10, 1996.(1)
 3.3     By-Laws of the Company.(1)
 4.1     Form of Stock Certificate.(1)
10.2 *Distribution Agreement dated August 28, 1995 between Coulter Corporation and the Company, as amended on January 5, 1996.(1)
10.3     Amended and Restated 1990 Stock Option Plan.(1)
10.4     1995 Non-Employee Director Stock Option Plan.(1)
10.5 Consulting Agreement dated December 1, 1993 between Fritzsche & Associates, Inc., and the Company, and an amendment thereto dated October 17, 1995.(1)
10.6 Commercial Lease dated November 1, 1995, between West 15th Street Associates, Ltd. and the Company.(1)
10.7 Lease Modification Agreement dated August 24, 1995 between Palm Beach Gardens Limited Partnership and the Company (the "Lease").(1)
10.8 Unconditional Guaranty provided by Tyce M. Fitzmorris to West 15th Street Associates, Inc., in connection with the Lease.(1)
10.9 Settlement Agreement between the Company and William D. Whittaker dated October 5, 1994.(1)
10.16 Amended and Restated Registration Rights Agreement by and between R. Wayne Fritzsche and the Company dated as of December 1, 1994.(1)
10.17 Form of Registration Rights Agreement by and among the Company and certain stockholders of the Company dated as of December 1, 1994.(1)
10.18 Form of the Company's Employee Disclosure, Confidential Information and Non-Competition Agreement.(1)
10.19 Letter of Understanding and Agreement between Pacific Growth Equities, Inc. and the Company dated September 2, 1994, and as amended on September 7, 1994, October 21, 1994 and March 3, 1995.(1)
10.24 Proprietary Rights Agreement dated July 23, 1994 between the Company and XL Vision, Inc.(1)
10.25 Product Integration Agreement between the Company and DiaSys Corporation dated as of November 1, 1996.(2) (Confidential treatment has been requested for certain portions of Exhibit 10.25. Exhibit 10.25

         (including the confiential portions thereof) has been separately filed with the Securities and Exchange Commission).
10.26 License Agreement between the Company and MonoGen, Inc. dated as of November 17, 1996.(2) (Confidential treatment has been requested for certain portions of Exhibit of 10.26. Exhibit 10.26 (including the confidential portions thereof) has been filed separately with the Securities and Exchange Commission).
10.27 Settlement Agreement with Coulter Corporation dated as of March 27, 1997.(2)(Confidential treatment has been requested for certain portions of Exhibit 10.27. Exhibit 10.27 (including the confidential portions thereof) has been separately filed with the Securities and Exchange Commission).
11.1     Statement re: Computation of Per Share Earnings.(2)
27.1     Financial Data Schedule.(2)


* Confidential treatment was requested of and approved by the Securities and Exchange Commission with respect to portions of this exhibit
(1) Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form S-1 (File No. 33-636) as filed with Securities and Exchange Commission
(2)      Filed herewith

REPORTS ON FORM 8-K

IMI did not file any current reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palm Beach Gardens, State of Florida, on the 28th day of March, 1997.

                                Intelligent Medical Imaging, Inc.

                                By: /s/ GENE COCHRAN
                                    -------------------------------------------
                                    Gene Cochran, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.

                       SIGNATURE                                           TITLE


/s/ TYCE M. FITZMORRIS                Chairman of the Board, Chief Executive
----------------------------          Officer and President
(Tyce M. Fitzmorris)


/s/ GENE M. COCHRAN                   Chief Financial Officer, Secretary,
----------------------------          Treasurer
(Gene M. Cochran)


/s/ JAMES E. DAVIS                    Director
----------------------------
(James E. Davis)

/s/ R. WAYNE FRITZCHE                 Director
----------------------------
 (R. Wayne Fritzsche)

/s/ GEORGE MASTERS                    Director
--------------------
(George Masters)

/s/ JAMES D. SKINNER                  Director
----------------------------
(James D. Skinner)

/s/ WILLIAM D. WHITTAKER              Director
----------------------------
(William D. Whittaker)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.25 Product Integration Agreement between the Company and DiaSys Corporation dated as of November 1, 1996.
10.26 License Agreement between the Company and MonoGen, Inc. dated as of November 17, 1996.
10.27    Settlement Agreement with Coulter Corporation dated as of March 27,
         1997.
11.1     Statement re: Computation of Per Share Earnings.
27.1     Financial Data Schedule.