Form 10-Q
period 1997-03-31
INTELLIGENT MEDICAL IMAGING INC
filed 1997-05-15
CIK 930090

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X     NO __

AS OF MAY 12, 1997, THERE WERE OUTSTANDING 10,909,355 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                        INTELLIGENT MEDICAL IMAGING, INC.

                          QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS                                   3

                      BALANCE SHEETS AS OF MARCH 31, 1997 AND                3
                      DECEMBER 31, 1996

                      STATEMENTS OF OPERATIONS FOR THE THREE                 4
                      MONTHS ENDED MARCH 31, 1997 AND 1996

                      STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS          5
                      ENDED MARCH 31, 1997 AND 1996

                      NOTES TO FINANCIAL STATEMENTS                          6

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL      8
                      CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                 11

           ITEM 1.    LEGAL PROCEEDINGS                                     11

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                      11

SIGNATURES                                                                  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                                                    MARCH 31,     DECEMBER 31,
                                                                      1997            1996
                                                                  ------------    ------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                    $  1,533,042    $    288,001
     Investments available for sale                                 19,795,176      24,793,872
     Accounts receivable                                             1,012,886         177,096
     Accrued interest receivable                                       224,267         159,427
     Inventory                                                       3,626,806       3,541,993
     Prepaid expenses                                                   73,271          52,425
                                                                  ------------    ------------
Total current assets                                                26,265,448      29,012,814

Property and equipment, net                                          2,086,809       1,666,957

Other assets                                                           196,387          52,252
                                                                  ------------    ------------
                                                                  $ 28,548,644    $ 30,732,023

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
     Accounts payable                                                  698,942       1,062,979
     Accrued salaries and benefits                                     302,320         319,217
     Other accrued liabilities                                          57,702         421,132
     Contingent settlement liability                                 2,062,000       2,062,000
Total current liabilities                                            3,120,964       3,865,328

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value-authorized 2,000,000 shares;
     no shares issued or outstanding                                         0               0
Common stock, $.01 par value-authorized 30,000,000 shares;
     issued and outstanding, 10,908,054 shares at March 31,
     1997 and 10,898,054 at December 31, 1996                          109,081         108,981
Additional paid-in capital                                          42,441,306      42,425,306
Deferred compensation                                                 (298,191)       (321,504)
Net unrealized investment gains                                         48,102          58,027
Accumulated deficit                                                (16,872,618)    (15,404,115)
                                                                  ------------    ------------
Total stockholders' equity                                          25,427,680      26,866,695
                                                                  ------------    ------------
                                                                  $ 28,548,644    $ 30,732,023

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS
                                                      ENDED

                                         MARCH 31,          MARCH 31,
                                            1997               1996
                                       --------------------------------

Sales                                      $841,705         $2,176,203

Cost of sales                               406,243          1,224,206
                                       --------------------------------
                                            435,462            951,997

Operating expenses:
     Selling, general and                 1,494,638            544,339
       administrative
     Research and development               761,184            252,677
                                       --------------------------------
Total operating expenses                  2,210,822            797,016
                                       --------------------------------
Income (loss) from operations            (1,775,360)           154,981
Other income (expense):
     Other                                        0             76,475
     Investment and interest income         306,857             17,032
     Interest expense                             0           (104,371)
                                       --------------------------------
Other income (expense)                      306,857            (10,864)
                                       --------------------------------
Net income (loss)                       ($1,468,503)          $144,117

Income (loss) per common share               ($0.13)             $0.02
Weighted average common
     shares outstanding                  10,902,766          9,231,906
                                       --------------------------------

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS       THREE MONTHS
                                                                                 ENDED              ENDED
                                                                               MARCH 31,          MARCH 31,
                                                                                 1997               1996
OPERATING ACTIVITIES
Net income (loss)                                                            (1,468,503)      $    144,117
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
          Depreciation                                                          124,266             51,649
          Services exchanged for common stock                                    23,313              9,914
          Changes in operating assets and liabilities
               Accounts receivable                                             (835,790)        (1,102,419)
               Inventory                                                       (377,204)            87,565
               Prepaid expenses and accrued interest
                    receivable                                                  (85,686)           (16,191)
               Other assets                                                    (144,135)            72,846
               Accounts payable                                                (364,037)          (497,274)
               Accrued salaries and benefits                                    (16,897)           (40,646)
               Accrued interest payable                                               0              5,757
               Other accrued liabilities                                       (363,430)           334,613
               Due to related party                                                   0              8,984
                Customer advance                                                      0           (150,000)
                                                                           ------------       ------------
Net cash used in operating activities                                        (3,508,104)        (1,091,085)

INVESTING ACTIVITIES
Purchases of property and equipment                                            (251,726)           (74,016)
Purchase of investments available for sale                                    4,998,771                  0
                                                                           ------------       ------------
Net cash used in investing activities                                         4,737,045            (74,016)

FINANCING ACTIVITIES
Proceeds from long-term notes payable                                                 0             60,000
Repayment of long-term notes payable and
     capitalized lease obligations                                                    0           (159,395)
Advance from factor                                                                   0          1,571,035
Repayments to factor                                                                  0         (1,571,035)
Proceeds from issuance of common stock                                           16,099         34,424,043
                                                                           ------------       ------------
Net cash provided by financing activities                                        16,099         34,324,648

Net increase (decrease) in cash and cash
     equivalents                                                              1,245,041         33,159,547
Cash and cash equivalents at beginning of period                                288,001             75,821
                                                                           ------------       ------------
Cash and cash equivalents at end of period                                    1,533,042       $ 33,235,368

SUPPLEMENTAL INFORMATION
Interest paid                                                                         0       $    128,456

Notes payable and notes payable to related
     parties converted to common stock                                                0       $    300,000

Inventory transferred to property and equipment                                 292,391       $     86,000

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes included in Intelligent Medical Imaging, Inc.'s ("IMI") annual report on Form 10-K for the year ended December 31, 1996. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 1997, all securities were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the statements of operations.

Investment securities available for sale at March 31, 1997, are summarized as follows:

                                                    March 31, 1997                          December 31, 1997
                                                      Unrealized        Market                Unrealized    Market
                                         Cost       Gains (Losses)      Value        Cost       Gains       Value
                                         -------------------------------------------------------------------------------
Cash and cash equivalents               $ 1,526,832    $     0       $1,526,832   $5,389,564  $ 2,950     $5,392,514

U.S. Government agency
     bonds and mortgages                $ 7,999,026    $28,025       $8,027,051   $1,525,683  $18,169     $7,543,852

U.S. Corporate bonds and
     asset backed securities            $11,748,048    $20,077       $11,768,124  $11,820,598 $36,908     $11,857,506
                                        -----------    -------       -----------  ----------- -------     -----------
Total investments available
     for sale                           $21,273,906    $48,101       $21,322,007  $24,735,845 $58,027     $24,793,872

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        MARCH 31,             DECEMBER 31,
                                          1997                    1996
                                     ----------------       -----------------
Furniture, fixtures and office
     equipment                              $548,283                $461,690
Computer and development
     equipment                             2,293,064               1,835,539
                                     ----------------       -----------------
                                           2,841,347               2,297,229
Accumulated depreciation                   (754,538)               (630,272)
                                     ----------------       -----------------
                                          $2,086,809              $1,666,957

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted in December 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 would not have an impact on the quarters ended March 31, 1997 and 1996.

5.   COMMITMENTS AND CONTINGENCIES

The Company has settled its dispute with Coulter Corporation ("Coulter") arising from the termination of its exclusive sales and distribution agreement (the "Coulter Agreement") with Coulter. The Company terminated the Coulter Agreement in the fourth quarter of 1996 because of Coulter's revocation of its commitment to purchase $5,500,000 of MICRO21 systems during the third and fourth quarters of 1996 and other breaches of the Coulter Agreement by Coulter. Coulter disputed the Company's termination of the Coulter Agreement, claiming that the Coulter Agreement remained in effect. The parties submitted the dispute to arbitration. After the close of business on March 27, 1997, the parties settled their dispute and entered into a settlement agreement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company granted Coulter the right to purchase MICRO21 systems for distribution worldwide on a nonexclusive basis, at transfer prices set by the Company. To the extent and for so long as the Company sells MICRO21 systems through other distributors, Coulter will have the right to purchase MICRO21 systems on the same terms on a country-by-country basis. The Company and Coulter agreed to arrangements for the provision of service and support to end users of MICRO21 systems. As part of the settlement terminating Coulter's exclusive rights of sales and distribution, the Company agreed to pay to Coulter approximately $4,600,000, subject to certain offsets, in exchange for: (i) the return of twenty-six (26) of Coulter's used inventory of MICRO21 systems and certain spare parts and equipment; (ii) the assignment of four (4) of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs incurred in connection with the sale and marketing of the MICRO21 system. In addition, the Company agreed to sell up to twenty-one (21) MICRO21 systems to Coulter at a special discounted price and Coulter agreed to purchase four (4) MICRO21 systems promptly for placement in Japan. While the dispute with Coulter was in effect, the dispute had an adverse effect on sales and marketing of the MICRO21 by creating confusion in the marketplace relating to service and pricing, which resulted in the return to Coulter of some MICRO21 systems previously placed with customers by Coulter for evaluation. The Company believes that many of the customers who returned Systems under evaluation will order a MICRO21 system for evaluation, purchase or lease now that the dispute with Coulter is resolved. The Company also believes that the resolution of the dispute with Coulter will substantially eliminate uncertainty in the marketplace relating to service and pricing and will facilitate the Company's efforts to sell MICRO21 systems at prices set by the Company directly and through other distributors, including Coulter.

As a result of Coulter's revocation of its purchase commitment as described above, in the third quarter of 1996, the Company commenced the build-up of its sales and service organizations and its own sales and marketing efforts which, with the recruitment of Michael Smith as Vice President of Sales, was accelerated in January 1997. The Company's sales personnel have increased from 5 to 18, and service personnel have increased from 3 to 10 from October 1, 1996 to March 31, 1997.

The Company settled its litigation with International Remote Imaging Systems, Inc. ("IRIS") as of March 1, 1997. In November 1994, patent counsel for IRIS notified the Company of its belief that the MICRO21 system infringes U.S. Patent No. 4,612,614, which was issued to IRIS in September 1986. In May 1995, IRIS also asserted its belief that the Company's product infringes IRIS's U.S. Patent No. 4,393,466, which was issued in July 1983. In September 1995, the Company filed a complaint in United States District Court, Southern District of Florida, seeking a declaratory judgment that the MICRO21 system does not infringe the two United States patents held by IRIS (the "IRIS Patents") and that the IRIS Patents are invalid. In November 1995, IRIS filed a response and counterclaims against the Company generally denying the Company's claims and seeking a declaration that the IRIS Patents are valid and are being infringed by the MICRO21 system.

As of March 1, 1997, the Company dismissed its complaint against IRIS pursuant to a settlement agreement and related license agreement (collectively the "IRIS Settlement Agreement") which resolves all pending litigation between the parties. Under the IRIS Settlement Agreement, IRIS granted the Company a fully-paid, royalty-free license for worldwide direct sales of the MICRO21 system by the Company. The Company agreed to pay a 4 percent royalty on future sales of the MICRO21 system through third-party distributors in the United States. Since the Company's current business plan is to sell its products primarily on a direct basis, without reliance on third-party distributors, the Company does not believe the 4 percent royalty on U.S. sales through distributors will significantly adversely impact the Company's results of operations during the term of the license. This license and royalty obligation expires in September 2000, when the IRIS Patents expire. The Company has the right, but not the obligation, to request a license from IRIS for sales through third-party distributors outside of the United States; however, the Company does not believe that the MICRO21 system infringes any foreign patents held by IRIS and the Company has no current plans to request such a license.

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

In August 1995, the Company entered into the Coulter Agreement with Coulter for worldwide sales, marketing and service of the MICRO21 system. The Company terminated the Coulter Agreement in the fourth quarter of 1996 because of Coulter's revocation of its commitment to purchase $5,500,000 of MICRO21 systems during the third and fourth quarters of 1996 and other breaches of the Coulter Agreement by Coulter. Coulter disputed the Company's termination of the Coulter Agreement and claimed the Coulter Agreement remained in effect. The parties submitted the dispute to arbitration, but settled the dispute as of March 27, 1997. The dispute between the Company and Coulter has had an adverse effect on sales and marketing and has been a factor in the return of some MICRO21 systems placed with customers by Coulter for evaluation. The Settlement Agreement provides for the Company to pay Coulter approximately $4,600,000, subject to offsets, in exchange for: (i) the return of twenty-six (26) of Coulter's used inventory of MICRO21 systems and certain spare parts and equipment; (ii) the assignment of four (4) of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs incurred in connection with the sale and marketing of the MICRO21 system. The Company believes that many of the customers who returned systems under evaluation will order a MICRO21 system for evaluation, purchase or lease now that the dispute with Coulter is resolved.

RESULTS OF OPERATIONS

Product sales were $841,705 for the first quarter of 1997 compared with $2,176,203 for the first quarter of 1996, a decrease of $1,334,498. The decrease in product sales for the quarter was primarily due to the dispute with Coulter, termination of the Coulter Agreement and the time expended in building the Company's sales and marketing teams for transition of sales and marketing responsibilities from Coulter to the Company. The MICRO21 is now sold directly to the customer by the Company's sales force and is no longer sold exclusively through Coulter.

Cost of sales was $406,243 for the first quarter of 1997 compared with $1,224,206 for the first quarter of 1996, a decrease of $817,963. The decrease in cost of sales for the quarter was primarily due a reduction in sales because of the termination of the Coulter Agreement.

Selling, general and administrative expenses were $1,494,638 for the first quarter of 1997 compared with $544,339 for the first quarter of 1996, an increase of $950,299. Selling, general and administrative expenses have continued to increase due to the continued growth of the Company. The need for additional personnel, following the Company's termination of the Coulter Agreement, will continue to increase.

Research and development expenses were $716,185 for the first quarter of 1997 compared with $252,677 for the first quarter of 1996, an increase of $463,507. The increase was primarily due to the Company's development of new procedures, upgrades and new products for the MICRO21 system. Research and development expenses are expected to increase as new procedures, technologies and products are developed.

Other income was $0 for the first quarter of 1997 compared with $76,475 for the first quarter of 1996.

The decrease was due to a gain recognized in connection with a discount negotiated on a note payable to a third party.

Interest income was $306,857 for the first quarter of 1997 compared with $17,032 for the first quarter of 1996, an increase of $289,825. The increase was primarily due to interest income earned on the proceeds from the Company's initial public offering which closed on March 27, 1996.

Interest expense was $0 for the first quarter of 1997 compared with $104,371 for the first quarter of 1996, a decrease of $104,371. The Company had no notes payable outstanding during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Settlement Agreement provides that the Company will pay to Coulter approximately $4,600,000. $1,800,000 was paid on April 28, 1997 and the balance owed to Coulter is expected to be paid within sixty days from the date of the Settlement Agreement. In addition, the Settlement Agreement requires Coulter to promptly purchase four current model MICRO21 systems, to replace certain units returned, at a discounted purchase price.

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

For the three months ended March 31, 1997, net cash used in operating activities of $3,508,103 was primarily due to the Company's operating loss due to an increase in overall expenses because of the increase in personnel.

For three months ended March 31, 1997, net cash provided by investing activities of $4,737,044 was primarily the result of sales of investments available for sale, partially offset by purchases of development equipment and leasehold improvements to the manufacturing facility.

For the three months ended March 31, 1997, net cash provided by financing activities of $16,100 was primarily the result of proceeds from the exercise of common stock options.

At March 31, 1997 the Company had a net operating loss ("NOL") carryforward of approximately $11,000,000 available for income tax purposes that expire through the year 2011. Section 382 of the Internal Revenue Code, as amended, limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership ("Ownership Change") of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock.

The Company believes that cash, cash equivalents and investments held for sale, together with projected cash flow from operations, will be sufficient to meet the Company's liquidity and capital requirements for at least two years, although no assurance exists that the Company will not require additional capital prior to the end of such period.

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's history of operating losses; uncertainty of profitability and uncertainty of widespread market acceptance for the MICRO21 system; uncertainty, risks and costs associated with the Company's need to expand and enhance its own sales and marketing organization to replace Coulter; the anticipated loss of revenue and earnings during the period of transition of sales, marketing and service responsibilities from Coulter to the Company; the delays and impediments to customer acceptance associated with industry and market perception of the historical dispute between the Company and Coulter; the risk that expansion of sales in foreign markets may be possible only through distributors, such as Coulter, at transfer prices too low for favorable profitability; the inability of the Company to enter into an alternative exclusive distribution arrangement due to certain rights granted to Coulter under the Coulter Settlement Agreement; potential delays and technical problems in the development and commercial release of new products and procedures such as the proposed MICRO21 Microscopic Workstation System; the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other governmental clearance or approval for new products and new procedures for use on the MICRO21 system; the uncertainty of profitability and sustainability of revenues and profitability; the uncertainty and potential problems associated with patent infringement alleged by Neuromedical Systems, Inc. and the uncertainty of the Company's protection for its unpatented proprietary technology; the uncertainty of availability of capital for future capital needs, especially in the event of further delays in anticipated market acceptance and market penetration of MICRO21 systems; the Company's limited manufacturing experience; fluctuations in operating results; the Company's ability to its protect trade secrets and proprietary technology; competition and technical change in the industry in which the Company is engaged; product liability and the ability of the Company to obtain adequate insurance for product liability; uncertainty of third party reimbursement and health care reform policies; and government regulation. The Company cannot assure that it will be able to anticipate or respond timely to any of the factors, or changes in any of the factors, listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

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

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SETTLEMENT WITH INTERNATIONAL REMOTE IMAGING SYSTEMS, INC. The Company settled its litigation with International Remote Imaging Systems, Inc. ("IRIS") as of March 1, 1997. In November 1994, patent counsel for IRIS notified the Company of its belief that the MICRO21 system infringes U.S. Patent No. 4,612,614, which was issued to IRIS in September 1986. In May 1995, IRIS also asserted its belief that the Company's product infringes IRIS's U.S. Patent No. 4,393,466, which was issued in July 1983. In September 1995, the Company filed a complaint in United States District Court, Southern District of Florida, seeking a declaratory judgment that the MICRO21 system does not infringe the two United States patents held by IRIS (the "IRIS Patents") and that the IRIS Patents are invalid. In November 1995, IRIS filed a response and counterclaims against the Company generally denying the Company's claims and seeking a declaration that the IRIS Patents are valid and are being infringed by the MICRO21 system.

As of March 1, 1997, the Company dismissed its complaint against IRIS pursuant to a settlement agreement and related license agreement (collectively the "IRIS Settlement Agreement") which resolves all pending litigation between the parties. Under the IRIS Settlement Agreement, IRIS granted the Company a fully-paid, royalty-free license for worldwide direct sales of the MICRO21 system by the Company. The Company agreed to pay a 4 percent royalty on future sales of the MICRO21 system through third-party distributors in the United States. Since the Company's current business plan is to sell its products primarily on a direct basis, without reliance on third-party distributors, the Company does not believe the 4 percent royalty on U.S. sales through distributors will significantly adversely impact the Company's results of operations during the term of the license. This license and royalty obligation expires in September 2000, when the IRIS Patents expire. The Company has the right, but not the obligation, to request a license from IRIS for sales through third-party distributors outside of the United States; however, the Company does not believe that the MICRO21 system infringes any foreign patents held by IRIS and the Company has no current plans to request such a license.

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

                        INTELLIGENT MEDICAL IMAGING, INC.

Date:  MAY 15, 1997         BY:  /s/ TYCE M. FITZMORRIS
                                 ----------------------
                                 Tyce M. Fitzmorris, President and Chief
                                 Executive Officer

Date:  MAY 15, 1997         BY:  /s/ GENE M. COCHRAN
                                 -------------------
                                 Gene M. Cochran, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBITS       DESCRIPTION

   11          Statement re Computation of Per Share Earnings
   27          Financial Data Schedule