Form 10-Q
period 1997-06-30
INTELLIGENT MEDICAL IMAGING INC
filed 1997-08-14
CIK 930090

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

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

AS OF AUGUST 4, 1997, THERE WERE OUTSTANDING 10,961,977 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                        INTELLIGENT MEDICAL IMAGING, INC.

                           QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS                                      3

               BALANCE SHEETS AS OF JUNE 30, 1997 AND                    3
               DECEMBER 31, 1996

               STATEMENTS OF OPERATIONS FOR THE THREE AND SIX            4
               MONTHS ENDED JUNE 30, 1997 AND 1996

               STATEMENTS OF CASH FLOWS FOR THE SIX  MONTHS              5
               ENDED JUNE 30, 1997 AND 1996

               NOTES TO FINANCIAL STATEMENTS                             6

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         7
               CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                             11

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                         11

SIGNATURES                                                              12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                                                       June 30,               December 31,
                                                                         1997                     1996
                                                                   -----------------      ---------------------
                                                                     (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                             $278,469                   $288,001
     Investments available-for-sale                                      15,260,801                 24,793,872
     Accounts and notes receivable                                        1,604,999                    177,096
     Accrued interest receivable                                            161,021                    159,427
     Inventory                                                            5,157,495                  3,541,993
     Prepaid expenses                                                       367,174                     52,425
                                                                   -----------------      ---------------------
Total current assets                                                     22,829,959                 29,012,814

Property and equipment, net                                               2,934,442                  1,666,957

Other assets                                                                280,835                     52,252
                                                                   -----------------      ---------------------
                                                                        $26,045,236                $30,732,023


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                    $1,042,334                 $1,062,979
     Accrued salaries and benefits                                          573,613                    319,217
     Other accrued liabilities                                               44,346                    421,132
     Contingent settlement liability                                      1,013,071                  2,062,000
                                                                   -----------------      ---------------------
Total current liabilities                                                 2,673,364                  3,865,328


Stockholders' equity
Preferred stock, $.01 par value-authorized 2,000,000 shares;
     no shares issued or outstanding                                              0                          0
Common stock, $.01 par value-authorized 30,000,000 shares;
     issued and outstanding, 10,921,155 shares at June 30, 1996
     and 10,898,054 at December 31, 1996                                    109,212                    108,981
Additional paid-in capital                                               42,457,475                 42,425,306
Deferred compensation                                                     (274,878)                  (321,504)
Net unrealized investment gains                                              77,363                     58,027
Accumulated deficit                                                    (18,997,300)               (15,404,115)
                                                                   -----------------      ---------------------
Total stockholders' equity                                               23,371,872                 26,866,695
                                                                   -----------------      ---------------------
                                                                        $26,045,236                $30,732,023

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          Three months      Three months       Six months        Six months
                                              ended             ended            ended             ended
                                          June 30, 1997     June 30, 1996     June 30, 1997    June 30, 1996

Sales                                     $1,570,338          $889,879       $2,412,043        $3,066,082

Cost of sales                                888,978           485,205        1,295,221         1,709,411
                                        -------------       ----------      -----------        ----------
                                             681,360           404,674        1,116,822         1,356,671

Operating expenses:
     Selling, general and                  2,077,318           712,118        3,571,957         1,256,457
administrative
     Research and development              1,086,827           645,012        1,803,011           897,689
                                        ------------        ----------      -----------        -----------
Total operating expenses                   3,164,145         1,357,130        5,374,968         2,154,146
                                        ------------        ----------      -----------        -----------
Loss from operations                      (2,482,785)         (952,456)      (4,258,146)         (797,475)
Other income (expense):
     Other                                         0                 0                0            76,475
     Investment and interest income          358,104           393,650          664,961           410,682
     Interest expense                              0           (25,598)               0          (129,969)
                                        ------------        ----------      -----------        -----------
Other income                                 358,104           368,052          664,961           357,188

Net loss                                 ($2,124,681)        ($584,404)     ($3,593,185)        ($440,287)
                                        ============        ==========      ===========        ===========


Loss per common share                         ($0.19)           ($0.05)          ($0.33)           ($0.05)
                                        ============        ==========      ===========        ===========
Weighted average common
     shares outstanding                   10,911,612        10,687,173       10,907,213         9,000,278
                                        ============        ==========      ===========        ===========

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Six Months                 Six Months
                                                              ended                      ended
                                                            June 30,                   June 30,
                                                              1997                       1996
Operating activities
Net loss                                                     ($3,593,185)              ($440,287)
Adjustments to reconcile net loss
     to net cash used in operating activities:
          Depreciation                                            301,988                 109,054
          Services exchanged for common stock                      46,626                  33,227
          Changes in operating assets and liabilities
               Accounts receivable                            (1,427,903)               (191,840)
               Inventory                                      (2,458,360)               (454,322)
               Prepaid expenses and accrued interest
                    receivable                                  (316,343)               (119,760)
               Other assets                                     (228,583)                  42,101
               Accounts payable                                  (20,645)               (509,038)
               Accrued salaries and benefits                      254,396                  70,868
               Accrued interest payable                                 0               (139,478)
               Other accrued liabilities                        (376,786)                (14,301)
               Contingent settlement liability                (1,048,929)
               Due to related party                                     0               (867,897)
               Customer advance                                         0               (150,000)
                                                        ------------------      ------------------
Net cash used in operating activities                         (8,867,724)             (2,631,673)

Investing activities
Purchases of property and equipment                             (726,615)               (313,612)
Sales of investments available-for-sale                         9,552,407                       0
Purchases of investments available-for-sale                             0            (12,591,813)
                                                        ------------------      ------------------
Net cash provided by (used in) investing activities             8,825,792            (12,905,425)

Financing activities
Proceeds from long-term notes payable                                   0                  60,000
Repayment of long-term notes payable and
     capitalized lease obligations                                      0               (736,066)
Repayments of notes payable to related parties                          0               (338,958)
Advance from factor                                                     0               2,216,614
Repayments to factor                                                    0             (2,216,614)
Proceeds from issuance of common stock                             32,400              34,450,177
                                                        ------------------      ------------------
Net cash provided by financing activities                          32,400              33,435,153


Net (decrease) increase in cash and cash equivalents               (9,532)             17,898,055
Cash and cash equivalents at beginning of period                  288,001                  75,821
                                                        ------------------      ------------------

Cash and cash equivalents at end of period                       $278,469             $17,973,876
                                                        ==================      ==================

Supplemental information
Interest paid                                                          $0                $236,602

Notes payable and notes payable to related
     parties converted to common stock                                 $0                $300,000

Inventory transferred to property and equipment                  $842,858                $147,096

See accompanying notes


                        INTELLIGENT MEDICAL IMAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes included in Intelligent Medical Imaging, Inc.'s ("IMI" or "the Company") annual report on Form 10-K for the year ended December 31, 1996. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 1997, all securities were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the statements of operations.

Investment securities available for sale at June 30, 1997, are summarized as follows:

                                                        June 30, 1997                             December 31, 1996
                                                         Unrealized        Market                     Unrealized       Market
                                            Cost       Gains (Losses)      Value         Cost      Gains (Losses)      Value
                                        -------------  -------------  -----------    -----------  ----------------   --------
Cash and cash equivalents                    $246,863         $ 0        $246,863     $5,389,564       $2,950      $5,392,514

U.S. Government agency bonds and
mortgages                                  $8,175,179     $41,452      $8,216,631     $7,525,683      $18,169      $7,543,852

U.S. Corporate bonds and asset backed
securities                                 $6,761,396     $35,911      $6,797,307    $11,820,598      $36,908     $11,857,506
                                        -------------  ----------     -----------    -----------      -------     -----------

Total investments available for sale      $15,183,438     $77,363     $15,260,801    $24,735,845      $58,027     $24,793,872
                                        =============  ==========     ===========    ===========      =======     ===========

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                          June 30,               December 31,
                                            1997                     1996
                                      -----------------        -----------------
Furniture, fixtures and office
     equipment                              $1,474,609                 $461,690
Computer and development
     equipment                               2,392,093                1,835,539
                                      -----------------        -----------------
                                             3,866,702                2,297,229
Accumulated depreciation                     (932,260)                (630,272)
                                      -----------------        -----------------
                                            $2,934,442               $1,666,957
                                      =================        =================



4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in December 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 would not have an impact on the periods ended June 30, 1997 and 1996.


5.   COMMITMENTS AND CONTINGENCIES

On June 17, 1997, the Company notified DiaSys Corporation ("DiaSys"), that it was terminating the Product Integration Agreement dated November 1, 1996 (the "DiaSys Agreement"), between the Company and DiaSys, due to DiaSys' material breaches of the DiaSys Agreement. The Company also rejected all goods delivered by DiaSys to the Company as non-conforming. DiaSys has expressed its disagreement with the Company's position regarding the conformity of DiaSys' products and the Company's termination of the DiaSys Agreement. The Company believes that it had a valid basis to terminate the DiaSys Agreement and is thus relieved from the minimum purchase requirements set forth in the DiaSys Agreement.

In the second quarter of 1997, the Company paid Coulter Corporation ("Coulter") $3,600,000 in exchange for the return of 26 of Coulter's used inventory of Micro21 Systems and reimbursement to Coulter for certain costs incurred in connection with the sale and marketing of the Micro21 Systems in accordance with the terms of a settlement agreement ("Settlement Agreement") executed on March 27, 1997. In the Settlement Agreement, the Company also agreed to pay Coulter approximately $1,000,000, subject to certain offsets, in exchange for: (i) the return of certain spare parts and equipment and (ii) the assignment of four of Coulter's customer contract accounts receivable. As of June 30, 1997, spare parts and equipment with a carrying value of approximately $180,000 have been returned and none of Coulter's customer contract accounts receivable have been assigned to the Company.

Contingent Settlement Liability includes approximately $900,000 of Micro 21 Systems which were not part of the Coulter Settlement Agreement. The Company is in negotiations with Coulter Corporation and anticipates this contingency will be resolved by December 31, 1997.

On May 22, 1997, the Board of Directors authorized the Company to loan the President and Chief Executive Officer up to $500,000 on a secured recourse basis. The terms are subject to the approval of the Compensation Committee of the Board of Directors. At June 30, 1997, approximately $174,000 has been advanced with no stated interest rate or repayment and is classified as accounts receivable.

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

In August 1995, the Company entered into an exclusive sales and distribution agreement (the "Coulter Agreement") with Coulter for worldwide sales, marketing and service of the MICRO21 system. The Company terminated the Coulter Agreement in the fourth quarter of 1996 because of Coulter's revocation of its commitment to purchase $5,500,000 of MICRO21 systems during the third and fourth quarters of 1996 and other breaches of the Coulter Agreement by Coulter. Coulter disputed the Company's termination of the Coulter Agreement and claimed the Coulter Agreement remained in effect. The parties submitted the dispute to arbitration, but settled the dispute as of March 27, 1997. The dispute between the Company and Coulter has had an adverse effect on sales and marketing and has been a factor in the return of some MICRO21 systems placed with customers by Coulter for evaluation. The Settlement Agreement provides for the Company to pay Coulter approximately $4,600,000, subject to offsets, in exchange for: (i) the return of twenty-six (26) of Coulter's used inventory of MICRO21 systems and certain spare parts and equipment; (ii) the assignment of four (4) of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs incurred in connection with the sale and marketing of the MICRO21 system. The Company believes that many of the customers who returned systems under evaluation will order a MICRO21 system for evaluation, purchase or lease now that the dispute with Coulter is resolved. In the second quarter of 1997, the Company paid Coulter $3,600,000 in exchange for the return of 26 of Coulter's used inventory of Micro21 Systems.

In June 1997, the Company established a new division in The Netherlands - IMI Europe. IMI Europe will perform sales and marketing functions in the European market.


RESULTS OF OPERATIONS

Product sales were $1,570,338 for the second quarter of 1997 compared with $889,879 for the second quarter of 1996, an increase of $680,459. Product sales were $2,412,043 for the six months ended June 30, 1997 compared with $3,066,082 for the six months ended June 30, 1996, a decrease of $654,039. The increase for the quarter was primarily due to the Micro21 System gaining acceptance in the marketplace and sales into foreign markets through distributors. The overall decrease in sales for the six months ended June 30, 1997 compared to June 30, 1996 was primarily due to the time required to build up the Company's internal sales and service organizations following the termination of the Coulter Agreement in October 1996.

Cost of sales was $888,978 for the second quarter of 1997 compared with $485,205 for the second quarter of 1996, an increase of $403,773. Cost of sales was $1,295,221 for the six months ended June 30, 1997 compared with $1,709,411 for the six months ended June 30, 1996, a decrease of $414,190. The increase in cost of sales for the quarter was primarily due to increased sales of the Micro21 System.

Selling, general and administrative expenses were $2,077,318 for the second quarter of 1997 compared with $712,118 for the second quarter of 1996, an increase of $1,365,200. Selling, general and administrative expenses have continued to increase because of the continued growth of the Company and the need for additional personnel. Selling, general and administrative expenses were $3,571,957 for the six months ended June 30, 1997 compared with $1,256,457 for the six months ended June 30, 1996, an increase of $2,315,500. The increase was primarily due to increases in staffing and business development expenses and legal fees.

Research and development expenses were $1,086,827 for the second quarter of 1997 compared with $645,012 for the second quarter of 1996, an increase of $441,815. Research and development expenses were $1,803,011 for the six months ended June 30, 1997 compared with $897,689 for the six months ended June 30, 1996, an increase of $905,322. Research and development expenses have increased due to resources being utilized in the development of new procedures, technologies and products. Research and development expenses are expected to continue to increase as new procedures, technologies and products are developed.

Other income was $0 for the six months ended June 30, 1997 compared with $76,475 for the six months ended June 30, 1996, a decrease of $76,475. The decrease was due to a gain recognized in 1996 in connection with a discount negotiated on a note payable to a third party.

Interest income was $358,104 for the second quarter of 1997 compared with $393,650 for the second quarter of 1996, a decrease of $35,546. The decrease for the quarter was primarily due to the sale of investment securities to fund operations. Interest income was $664,961 for the six months ended June 30, 1997 compared with $410,682 for the six months ended June 30, 1996, an increase of $254,279. The increase was due to interest income earned on the proceeds from the Company's initial public offering which closed on March 27, 1996.

Interest expense was $0 for the second quarter of 1997 compared with $25,598 for the second quarter of 1996, a decrease of $25,598. Interest expense was $0 for the six months ended June 30, 1997 compared with $129,969 for the six months ended June 30, 1996, a decrease of $129,969. The Company had no notes payable outstanding during 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Settlement Agreement provides that the Company will pay to Coulter approximately $4,600,000. $3,600,000 was paid in 1997. In addition, the Settlement Agreement required Coulter to purchase four current model MICRO21 systems, to replace certain units returned, at a discounted purchase price. These units were purchased in April 1997.

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

Cash and cash equivalents consist of cash and liquid investments with a maturity of 90 days or less. Investments available for sale consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Unrealized holding gains and losses on securities classified as available for sale are reported as a separate component of stockholders' equity.

For the six months ended June 30, 1997, net cash used in operating activities of $8,867,724 was primarily due to the Company's operating loss due to an increase in overall expenses because of the increase in personnel and payment of $3,600,000 to Coulter Corporation to repurchase Micro21 Systems as specified in the Settlement Agreement.

For the six months ended June 30, 1997, net cash provided by investing activities of $8,825,792 was primarily the result of sales of investments available for sale, partially offset by purchases of computer equipment to be used in research and development and leasehold improvements to the manufacturing facility.

For the six months ended June 30, 1997, net cash provided by financing activities of $32,400 was primarily the result of proceeds from the exercise of common stock options.

At June 30, 1997 the Company had a net operating loss ("NOL") carryforward of approximately $11,000,000 available for income tax purposes that expire through the year 2011. Section 382 of the Internal Revenue Code, as amended, limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership ("Ownership Change") of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock.

The Company believes that cash, cash equivalents and investments held for sale, together with projected cash flow from operations, will be sufficient to meet the Company's liquidity and capital requirements for projected annual expenditures through 1998, although no assurance exists that the Company will not require additional capital prior to the end of such period.

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

Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's history of operating losses; uncertainty of profitability and uncertainty of widespread market acceptance for the MICRO21 system; uncertainty, risks and costs associated with the Company's need to expand and enhance its own sales and marketing organization to replace Coulter; the anticipated loss of revenue and earnings during the period of transition of sales, marketing and service responsibilities from Coulter to the Company; the delays and impediments to customer acceptance associated with industry and market perception of the historical dispute between the Company and Coulter; the risk that expansion of sales in foreign markets may be possible only through distributors, such as Coulter, at transfer prices too low for favorable profitability; the inability of the Company to enter into an alternative exclusive distribution arrangement due to certain rights granted to Coulter under the Coulter Settlement Agreement; the delays and impediments associated with the industry and market perception of the dispute, even if amicably settled, between the Company and DiaSys, and the inability of the Company to resolve its dispute with DiaSys amicably; potential delays and technical problems in the development and commercial release of new products and procedures such as the proposed MICRO21 Microscopic Workstation System; the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other governmental clearance or approval for new products and new procedures for use on the MICRO21 system; the uncertainty of profitability and sustainability of revenues and profitability; the uncertainty of availability of capital for future capital needs, especially in the event of further delays in anticipated market acceptance and market penetration of MICRO21 systems; the Company's limited manufacturing experience; fluctuations in operating results; the Company's ability to its protect trade secrets and proprietary technology; competition and technical change in the industry in which the Company is engaged; product liability and the ability of the Company to obtain adequate insurance for product liability; uncertainty of third party reimbursement and health care reform policies; and government regulation. The Company cannot assure that it will be able to anticipate or respond timely to any of the factors, or changes in any of the factors, listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a)  The Annual Meeting of Stockholders was held on May 22, 1997.

       (b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

       (c) The following are the voting results on each of the matters which were submitted to the stockholders:

                                                              Withheld
                                                                or          Broker
                                    For           Against     Abstain      Non-Votes
Election of Directors:
Tyce M. Fitzmorris                  7,192,294     13,170
Gene M. Cochran                     7,192,494     12,970
James E. Davis                      7,192,594     12,870
R. Wayne Fritzsche                  7,192,594     12,870
George Masters                      7,199,194      6,270
James Skinner                       7,199,194      6,270
William Whittaker                   7,192,594     12,870


Resolutions:
  To ratify the appointment of
Ernst & Young LLP as
independent auditors for 1997       7,202,563     200         2,701

     The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated April 21, 1997 previously filed with the Commission and incorporated herein by reference.



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

                        INTELLIGENT MEDICAL IMAGING, INC.

Date:   August 14, 1997           By:   /S/ TYCE M. FITZMORRIS
                                       ----------------------------------
                                        Tyce M. Fitzmorris, President and Chief
                                        Executive Officer


Date:   August 14, 1997           By:   /S/ GENE M. COCHRAN
                                       ----------------------------------
                                        Gene M. Cochran, Chief Financial Officer