Form 10-Q
period 1997-09-30
INTELLIGENT MEDICAL IMAGING INC
filed 1997-11-14
CIK 930090

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

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

AS OF NOVEMBER 7, 1997, THERE WERE OUTSTANDING 11,012,738 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                        INTELLIGENT MEDICAL IMAGING, INC.

                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS                                              3

             CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997
             AND DECEMBER 31, 1996                                             3


             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE      4
             MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS         5
             ENDED SEPTEMBER 30, 1997 AND 1996

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 7
             CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                   11

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11

SIGNATURES                                                                    12



                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                        1997                     1996
                                                                               ------------------------    ---------------------
                                                                                     (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents                                                                $164,818                 $288,001
     Investments available for sale                                                         11,526,901               24,793,872
     Accounts receivable                                                                     1,428,516                  177,096
     Accrued interest receivable                                                               111,005                  159,427
     Inventory                                                                               5,999,654                3,541,993
     Prepaid expenses                                                                          135,947                   52,425
                                                                               ------------------------    ---------------------
Total current assets                                                                        19,366,841               29,012,814

Property and equipment, net                                                                  3,316,595                1,666,957

Other assets                                                                                   151,564                   52,252
                                                                               ------------------------    ---------------------
                                                                                           $22,835,000              $30,732,023
                                                                               ========================    =====================


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                                       $1,055,530               $1,062,979
     Accrued salaries and benefits                                                             502,424                  319,217
     Accrued interest payable                                                                        0                  421,132
     Other accrued liabilities                                                                  58,156                        0
     Contingent settlement liabilities                                                         851,109                2,062,000
                                                                               ------------------------    ---------------------
Total current liabilities                                                                    2,467,219                3,865,328

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value-authorized 2,000,000 shares;
     no shares issued or outstanding                                                                 0                        0
Common stock, $.01 par value-authorized 30,000,000 shares;
     issued and outstanding, 11,011,217 shares at September 30, 1997
     and 10,898,054 at December 31, 1996                                                       110,112                  108,981
Additional paid-in capital                                                                  42,534,719               42,425,306
Deferred compensation                                                                        (251,565)                (321,504)
Net unrealized investment gains                                                                 86,382                   58,027
Accumulated deficit                                                                       (22,111,867)             (15,404,115)
                                                                               ------------------------    ---------------------
Total stockholders' equity                                                                  20,367,781               26,866,695
                                                                               ------------------------    ---------------------
                                                                                           $22,835,000              $30,732,023
                                                                               ========================    =====================

See accompanying notes



                                                             INTELLIGENT MEDICAL IMAGING, INC.
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         (UNAUDITED)




                                           THREE MONTHS          THREE MONTHS         NINE MONTHS          NINE MONTHS
                                               ENDED                ENDED                ENDED                ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                               1997                  1996                1997                 1996
                                           ----------------------------------------------------------------------------

Sales                                          $431,516              $258,702          $2,843,559           $3,324,785

Cost of sales                                   352,578                78,988           1,647,799            1,788,399
                                           ----------------------------------------------------------------------------
                                                 78,938               179,714           1,195,760            1,536,386

Operating expenses:
     Selling, general and administrative      2,469,323             1,004,391           6,042,245            2,260,847
     Research and development                   931,423               815,020           2,733,469            1,712,709
                                           ----------------------------------------------------------------------------
Total operating expenses                      3,400,746             1,819,411           8,775,714            3,973,556
                                           ----------------------------------------------------------------------------
Loss from operations                        (3,321,808)           (1,639,696)         (7,579,954)          (2,437,170)
Other income (expense):
     Other                                            0                     0                   0               76,475
     Investment and interest income             207,240               395,631             872,202              806,312
     Interest expense                                 0              (11,179)                   0            (141,149)
                                           ----------------------------------------------------------------------------
Other income                                    207,240               384,452             872,202              741,638
                                           ----------------------------------------------------------------------------

Net loss                                   $(3,114,568)          $(1,255,245)        $(6,707,752)         $(1,695,532)
                                           ============================================================================

Loss per common share                           $(0.28)               $(0.12)             $(0.61)              $(0.18)
                                           ============================================================================
Weighted average common
     shares outstanding                      10,975,109            10,836,254          10,930,096            9,616,735
                                           ============================================================================

See accompanying notes



                                                INTELLIGENT MEDICAL IMAGING, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

                                                                   NINE MONTHS                      NINE MONTHS
                                                                      ENDED                            ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                                      1997                             1996

OPERATING ACTIVITIES
Net loss                                                                $(6,707,752)                     $(1,695,532)
Adjustments to reconcile net loss
     to net cash used in operating activities:
          Depreciation                                                       509,531                          206,768
          Services exchanged for common stock                                 69,939                           56,540
          Changes in operating assets and liabilities
               Accounts receivable                                       (1,251,420)                        (411,391)
               Inventory                                                 (3,432,376)                      (1,799,108)
               Prepaid expenses & accrued interest
                    receivable                                              (35,100)                        (334,258)
               Other assets                                                 (99,312)                           55,214
               Accounts payable                                              (7,449)                        (383,886)
               Accrued salaries and benefits                                 183,207                          122,179
               Accrued interest payable                                    (421,132)                        (139,478)
               Other accrued liabilities                                      58,156                         (48,518)
               Contingent settlement liability                           (1,210,891)                                0
               Due to related party                                                0                        (105,000)
               Customer advance                                                    0                        (150,000)
                                                                 --------------------         ------------------------
Net cash used in operating activities                                   (12,344,599)                      (4,626,470)

INVESTING ACTIVITIES
Purchases of property and equipment                                      (1,184,454)                        (475,194)
Purchase of investments available for sale                                         0                     (25,881,217)
Sales of investments available for sale                                   13,295,326                                0
                                                                 --------------------         ------------------------
Net cash provided by investing activities                                 12,110,872                     (26,356,411)

FINANCING ACTIVITIES
Proceeds from long-term notes payable                                              0                           60,000
Repayment of long-term notes payable and
     capitalized lease obligations                                                 0                        (747,197)
Repayments of notes payable to related parties                                     0                        (338,958)
Advance from factor                                                                0                        2,216,614
Repayments to factor                                                               0                      (2,216,614)
Due to related party                                                               0                        (762,897)
Proceeds from sale of common stock                                           110,544                       34,466,404
                                                                 --------------------         ------------------------
Net cash provided by financing activities                                    110,544                       32,677,352

Net (decrease) increase  in cash and cash
     equivalents                                                           (123,183)                        1,694,471
Cash and cash equivalents at beginning of period                             288,001                           75,821
                                                                 --------------------         ------------------------

Cash and cash equivalents at end of period                                  $164,818                       $1,770,292
                                                                 ====================         ========================

SUPPLEMENTAL INFORMATION
Interest paid                                                                     $0                         $141,149
                                                                 ====================         ========================

Notes payable and notes payable to related
     parties converted to common stock                                            $0                         $300,000
                                                                 ====================         ========================

Inventory transferred to property and equipment                             $974,715                         $393,353
                                                                 ====================         ========================

See accompanying notes





                        INTELLIGENT MEDICAL IMAGING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes included in Intelligent Medical Imaging, Inc.'s ("IMI" or "the Company") annual report on Form 10-K for the year ended December 31, 1996. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At September 30, 1997, all securities were designated as available-for-sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations.

Investment securities available for sale at September 30, 1997, are summarized as follows:


                                                                 September 30, 1997                             December 31, 1996
                                                                    Unrealized       Market                    Unrealized    Market
                                                    Cost          Gains (Losses)      Value       Cost       Gains (Losses)   Value
                                                  ----------------------------------------------------------------------------------

Cash and cash equivalents                             $225,546       $0             $225,546    $5,389,564     $2,950     $5,392,514

U.S. Government agency bonds and mortgages          $8,127,391     $51,718        $8,179,109    $7,525,683    $18,169     $7,543,852

U.S. Corporate bonds and asset backed securities    $3,087,582     $34,664        $3,122,246   $11,820,598    $36,908    $11,857,506

                                                  ==================================================================================
Total investments available-for-sale               $11,440,519     $86,382       $11,526,901   $24,735,845    $58,027    $24,793,872
                                                  ==================================================================================


3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        September 30,                    December 31,
                                                            1997                             1996
                                                    ----------------------          -----------------------
Furniture, fixtures and office
     equipment                                                 $1,804,884                         $461,690
Computer and development
     equipment                                                  2,651,514                        1,835,539
                                                    ----------------------          -----------------------
                                                                4,456,398                        2,297,229
Accumulated depreciation                                      (1,139,803)                        (630,272)
                                                    ----------------------          -----------------------
                                                               $3,316,595                       $1,666,957
                                                    ======================          =======================

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted in December 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 would not have an impact on the periods ended September 30, 1997 and 1996.


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

In the second quarter of 1997, the Company paid Coulter Corporation ("Coulter") $3,600,000 in exchange for the return of 26 of Coulter's used inventory of Micro21 Systems and reimbursement to Coulter for certain costs incurred in connection with the sale and marketing of the Micro21 Systems in accordance with the terms of a settlement agreement ("Settlement Agreement") executed on March 27, 1997. In the Settlement Agreement, the Company also agreed to pay Coulter approximately $1,000,000, subject to certain offsets, in exchange for: (i) the return of certain spare parts and equipment and (ii) the assignment of four of Coulter's customer contract accounts receivable. Through October 1997, all of Coulter's customer contract accounts receivable have been assigned to the Company.

Contingent Settlement Liability includes approximately $900,000 related to Micro 21 Systems which were not part of the Coulter Settlement Agreement. The Company is in negotiations with Coulter Corporation and anticipates this contingency will be resolved by December 31, 1997.

On May 22, 1997, the Board of Directors authorized the Company to loan Tyce M. Fitzmorris, the Company's President and Chief Executive Officer, up to $500,000 on a secured recourse basis. During the third quarter, advances of approximately $366,509 were made. A repayment, including interest accrued at the rate of 8.5% per annum, was made by Mr. Fitzmorris to the Company in September 1997, in the amount of $325,807, leaving a balance as of September 30, 1997 of approximately $40,000.

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

In June 1997, the Company established a new division in The Netherlands - IMI Europe. IMI Europe will perform sales and marketing functions in the European market. IMI Europe has not reported any sales in the third quarter.

RESULTS OF OPERATIONS

Product sales were $431,516 for the three months ended September 30, 1997 compared with $258,702 for the three months ended September 30, 1996, an increase of $172,814. Product sales were $2,843,559 for the nine months ended September 30, 1997 compared with $3,324,785 for the nine months ended September 30, 1996, a decrease of $481,226. The increase for the three months ended
September 30, 1997 was primarily due to the Micro21 Systems sold by the Company's sales force as compared to sales by Coulter prior to termination of the Coulter Agreement in October 1996. The overall decrease in sales for the nine months ended September 30, 1997 compared to September 30, 1996 was primarily due to the time required to build up the Company's internal sales and service organizations following the termination of the Coulter Agreement in October 1996, and significantly fewer than expected conversions of evaluation placements to sales during the quarter ended September 30, 1997.

Cost of sales was $352,578 for the three months ended September 30, 1997 compared with $78,988 for the three months ended September 30, 1996, an increase of $273,590. Cost of sales was $1,647,799 for the nine months ended September 30, 1997 compared with $1,788,399 for the nine months ended September 30, 1996, a decrease of $140,600. The increase in cost of sales for the quarter was primarily due to support of evaluation units installed with customers. The decrease in cost of sales for the nine months ended September 30, 1997 was primarily due to the overall decrease in sales for the same period ended in the prior year.

Selling, general and administrative expenses were $2,469,323 for the three months ended September 30, 1997 compared with $1,004,391 for the three months ended September 30, 1996, an increase of $1,464,932. Selling, general and administrative expenses have continued to increase because of the continued growth of the Company and the need for additional personnel. Selling, general and administrative expenses were $6,042,245 for the nine months ended September 30, 1997 compared with $2,260,847 for the nine months ended September 30, 1996, an increase of $3,781,398. The increase was primarily due to increases in staffing, marketing, legal fees and relocation expenses.

Research and development expenses were $931,423 for the three months ended September 30, 1997 compared with $815,020 for the three months ended September 30, 1996, an increase of $116,403. Research and development expenses were $2,733,469 for the nine months ended September 30, 1997 compared with $1,712,709 for the nine months ended September 30, 1996, an increase of $1,020,760. Research and development expenses have increased due to resources being utilized in the development of new procedures, technologies and products. Research and development expenses are expected to continue to increase as new procedures, technologies and products are developed.

Other income was $0 for the nine months ended September 30, 1997 compared with $76,475 for the nine months ended September 30, 1996, a decrease of $76,475. The decrease was due to a gain recognized in 1996 in connection with a discount negotiated on a note payable to a third party.

Interest income was $207,240 for the three months ended September 30, 1997 compared with $395,631 for the three months ended September 30, 1996, a decrease of $188,391. The decrease for the three months ended September 30, 1997 was primarily due to the sale of investment securities to fund operations. Interest income was $872,202 for the nine months ended September 30, 1997 compared with $806,312 for the nine months ended September 30, 1996, an increase of $65,890. The increase was due to interest income earned on the proceeds from the Company's initial public offering which closed on March 27, 1996.

Interest expense was $0 for the three months ended September 30, 1997 compared with $11,179 for three months ended September 30, 1996, a decrease of $11,179. Interest expense was $0 for the nine months ended September 30, 1997 compared with $141,149 for the nine months ended September 30, 1996, a decrease of $141,149. The Company had no notes payable outstanding during 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Settlement Agreement provides that the Company will pay to Coulter approximately $4,600,000, of which $3,600,000 was paid in 1997. In addition, the Settlement Agreement required Coulter to purchase four current model MICRO21 systems, to replace certain units returned, at a discounted purchase price. These units were purchased in April 1997. As of October 1997, units previously sold by Coulter to customers have been assigned and acquired by the Company.

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

In May 1996, the Company employed investment advisors to manage the cash assets of the Company subject to specific restrictions and limitations. The advisors are allowed to buy, sell, exchange and otherwise trade in any stocks, bonds and other securities consistent with the Company's objectives. The specific restrictions and limitations limit the advisors to investments characterized as investment grade only and of maturities no longer than two years. These investments are classified as available-for-sale.

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

For the nine months ended September 30, 1997, net cash used in operating activities of $12,344,599 was primarily due to the Company's operating loss due to an increase in overall expenses because of the increase in personnel, increase in inventory and payment of $3,600,000 to Coulter Corporation to repurchase Micro21 Systems as specified in the Settlement Agreement.

For the nine months ended September 30, 1997, net cash provided by investing activities of $12,110,872 was primarily the result of sales of investments available-for-sale, partially offset by purchases of computer equipment to be used in research and development and leasehold improvements to the manufacturing facility.

For the nine months ended September 30, 1997, net cash provided by financing activities of $110,544 was primarily the result of proceeds from the exercise of common stock options.

At September 30, 1997 the Company had a net operating loss ("NOL") carryforward of approximately $11,000,000 available for income tax purposes that expire through the year 2011. Section 382 of the Internal Revenue Code, as amended, limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership ("Ownership Change") of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock.

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

Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's history of operating losses; uncertainty of profitability and uncertainty of widespread market acceptance for the MICRO21 system; uncertainty, risks and costs associated with the Company's need to expand and enhance its own sales and marketing organization to replace Coulter; the anticipated loss of revenue and earnings during the period of transition of sales, marketing and service responsibilities from Coulter to the Company; the delays and impediments to customer acceptance associated with industry and market perception of the historical dispute between the Company and Coulter; the risk that expansion of sales in foreign markets may be possible only through distributors, such as Coulter, at transfer prices too low for favorable profitability; the inability of the Company to enter into an alternative exclusive distribution arrangement due to certain rights granted to Coulter under the Coulter Settlement Agreement; the delays and impediments associated with the industry and market perception of the dispute, even if amicably settled, between the Company and DiaSys, and the inability of the Company to resolve its dispute with DiaSys amicably; possible delays in the development of monolayer procedures as a result of the termination of the license agreement with MonoGen, Inc.; potential delays and technical problems in the development and commercial release of new products and procedures such as the proposed MICRO21 Microscopic Workstation System; delays in closing sales of systems placed for evaluation due to length of the closing cycle, uncertainty due to industry consolidation and customer budget processes and restrictions; the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other governmental clearance or approval for new products and new procedures for use on the MICRO21 system; the uncertainty of profitability and sustainability of revenues and profitability; the uncertainty of availability of capital for future capital needs, especially in the event of further delays in anticipated market acceptance and market penetration of MICRO21 systems; the Company's limited manufacturing experience; fluctuations in operating results; the Company's ability to its protect trade secrets and proprietary technology; competition and technological change in the industry in which the Company is engaged; product liability and the ability of the Company to obtain adequate insurance for product liability; uncertainty of third party reimbursement and health care reform policies; and government regulation. The Company cannot assure that it will be able to anticipate or respond timely to any of the factors, or changes in any of the factors, listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

               LIST OF EXHIBITS                          DESCRIPTION

                              27                         Financial Data Schedule

         (b) Reports on Form 8-K:

               A current Report on Form 8-K was filed on July 30, 1997, to report a press release issued by the Company describing the termination of its Product Integration Agreement with Diasys Corporation and the basis for such termination.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INTELLIGENT MEDICAL IMAGING, INC.

Date:  NOVEMBER 14, 1997                      BY:  /S/ TYCE M. FITZMORRIS
                                                  -----------------------------
                                                   Tyce M. Fitzmorris,
                                                   President and Chief
                                                     Executive Officer


Date:  NOVEMBER 14, 1997                      BY: /S/ GENE M. COCHRAN
                                                  -----------------------------
                                                  Gene M. Cochran,
                                                  Chief Financial Officer