Form 10-K
period 1997-12-31
INTELLIGENT MEDICAL IMAGING INC
filed 1998-03-31
CIK 930090

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

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

INDICATE BY A CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THE FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING PRICE OF SUCH STOCK ON MARCH 23, 1998, AS REPORTED BY NASDAQ, WAS APPROXIMATELY $23,776,753. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5 PERCENT OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK ON MARCH 23, 1998, WAS 11,031,562.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S 1998 ANNUAL MEETING OF SHAREHOLDERS (TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OR BEFORE APRIL 30, 1998) ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

                        INTELLIGENT MEDICAL IMAGING, INC.
                             FORM 10-K ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 1997

Part I
Item 1. Business...............................................................1
               A. General......................................................1
               B. Financial Information about Industry Segments................2
               C. Description of Business......................................2
Item 2. Properties.............................................................6
Item 3. Legal Proceedings......................................................6
Item 4. Submission of Matters to a Vote of Security Holders....................7

Part II
Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters.................................................9
Item 6. Selected Financial Data...............................................10
Item 7. Management's Discussion and Analysis of Financial Condition and
                         Results of Operations................................12
               A. Overview....................................................12
               B. Results of Operations.......................................13
               C. Liquidity and Capital Resources.............................13
               D. Outlook.....................................................14
               E. Other Factors Relating to Forward-Looking Statements........16
Item 8. Financial Statements and Supplementary Data..........................F-1
                      Report of Independent Certified Public Accountants.....F-2
                      Balance Sheets.........................................F-3
                      Statements of Operations...............................F-4
                      Statements of Shareholders' Equity.....................F-5
                      Statements of Cash Flows...............................F-6
                      Notes to Financial Statements..........................F-7
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................ 17

Part III
Item 10. Directors and Executive Officers of the Registrant...................17
Item 11. Executive Compensation.............................................. 17
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 17
Item 13. Certain Relationships and Related Transactions.......................17

Part IV
Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K...... 18

Part I.

Item 1.  BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Intelligent Medical Imaging, Inc.(TM) ("IMI") could differ materially from IMI's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations." All period references are to IMI's fiscal periods ended December 31, 1997, December 31, 1996, or December 31, 1995, unless otherwise indicated.

A.  GENERAL

IMI has developed and is marketing the MICRO21(R) system, an intelligent, automated microscope system, for diagnostic use in hospital, commercial reference and physician group-practice laboratories. The MICRO21 system is designed to automate a broad range of manual microscopic procedures, potentially enabling the laboratory to reduce costs and exposure to liabilities, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care. According to industry sources, over 2 billion clinical laboratory microscopic procedures are performed manually by trained medical technologists each year. When performed manually, these procedures are costly, time-consuming and subject to varying degrees of accuracy and consistency. These procedures, which are performed to assist in the diagnosis of various diseases, including most cancers, AIDS and other sexually transmitted diseases, anemia, infections and genetic disorders, remain the last major segment of the clinical laboratory to be automated.

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

IMI was incorporated in Florida in 1989. On January 16, 1996, Intelligent Medical Imaging, Inc.(TM) ("IMI Delaware") was formed as a Delaware corporation for the purpose of changing the Company's state of incorporation from Florida to Delaware. Also on January 16, 1996, the Board of Directors declared a three-for-one stock split, effective upon the merger described below, on IMI Delaware's common stock in the form of a 200 percent stock dividend, payable January 18, 1996, to shareholders of record on January 18, 1996. Effective
January 17, 1996, IMI Florida was merged into IMI Delaware. IMI Delaware has 30,000,000 shares of $.01 par value common stock and 2,000,000 shares of $.01 par value preferred stock authorized for issuance. IMI Delaware and its predecessor, IMI Florida, are referred to herein as the "Company" or "IMI."

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

The 26 Coulter units and the four customer contract receivables were returned to the Company in exchange for total payments to Coulter of approximately $3,800,000 in 1997, after giving effect to offsets for damage to the returned units and Coulter's costs incurred in connection with the sale and marketing of the MICRO21 system. As of December 31, 1997, Coulter had purchased 12 MICRO21s at discounted prices and the four (4) MICRO21s for placement in Japan. See "Description of Business - Settlement of Dispute with Coulter Corporation; Sales and Distribution;" "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company began to build up internal sales and service organizations following termination of the Coulter Agreement. Since October 1, 1996, the Company's sales, marketing and service personnel have increased from 8 to 49 through March 31, 1998. IMI's marketing group has developed a comprehensive plan that includes lead fulfillment, targeted advertising and an aggressive trade show schedule for both domestic and international markets. In the US, the Company has established three regions comprising nine territories and employs a national accounts manager. Each US territory is assigned a team consisting of a sales representative, a technical application specialist and a regional manager. The Company's domestic service organization consists of four regional field service offices and centralized customer support personnel providing 24-hour coverage. In July 1997, the Company opened an office in the Netherlands to coordinate sales and service efforts in European markets. In January 1998, the Company hired a consultant to coordinate distributors in other international market areas. IMI has field personnel located in Europe, and certified distributors are service representatives in international markets other than Europe.

During the fourth quarter of 1997, the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short-term rental program may require that the Company secure additional financing.

B.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

IMI does business in one industry segment.

C.  DESCRIPTION OF BUSINESS

PRODUCTS

The MICRO21 system consists of the Company's NeuralVision(R) software platform integrated with slide delivery, optics, video and monitor hardware subsystems. The MICRO21 system automatically scans pre-loaded slides to locate, classify, count, display and store full-color digital images of cells. Up to 100 cell images, identified and grouped by cell type, can be displayed simultaneously on a full-color screen. A pen-based, touch-sensitive screen allows a medical technologist to review, regroup and reclassify cells, and an on-line reference library can be accessed to assist in cellular analysis. By automating most of the steps associated with microscopic procedures, the MICRO21 system allows medical technologists to focus on diagnostic analysis. The Company believes that the MICRO21 system can substantially reduce review time, thereby decreasing labor costs and allowing for more efficient use of personnel.

While the Company intends to apply the MICRO21 system to a variety of diagnostic tests, the Company implemented the white blood cell ("WBC") differential, including the WBC morphology, the red blood cell ("RBC") morphology and the platelet estimate as the first procedure. The WBC differential is the most common clinical laboratory microscopic procedure, performed manually over 240 million times worldwide in 1995, according to Company estimates. A WBC morphology, RBC morphology and platelet estimate are commonly performed in conjunction with, and on the same blood smear used when performing, a WBC differential. The Company has received U.S. Food and Drug Administration ("FDA") 510(k) clearance to market the MICRO21 system for the automated location and display of nucleated blood cells to assist medical technologists in performing WBC differentials and WBC morphological analysis and for the display of full-screen wide-field images from a slide to assist a medical technologist in assessing RBC morphologies and in estimating platelets. IMI received FDA 510(k) clearance in December 1997 to market the WBC estimate procedure and has added it to the WBC differential package. The WBC estimate is provided as a back-up to WBC counts provided by hematology analyzers.

In May 1996, the Company received FDA 510(k) clearances for two additional commonly performed microscope procedures: reticulocyte count and anti-nuclear antibodies ("ANAs"). The reticulocyte procedure, which is now implemented, measures the number of reticulocytes (immature red blood cells produced in the bone marrow) and is performed to monitor bone marrow production during the treatment of particular anemias in order to track the effectiveness of the therapies being utilized. An ANA analysis is used to identify cells associated with general connective tissue and autoimmune diseases such as arthritis, lupus and Graves disease.

In January 1997, the Company received FDA 510(k) clearance for the nDNA procedure. nDNA is an indirect enzyme antibody test which is used for the semi-quantitative detection of nDNA antibody in human serum. This procedure is used as an aid in the diagnosis of systemic lupus erythematosus and other connective tissue disease.

In October 1997, IMI received FDA 510(k) clearance for the cerebrospinal fluid white blood cell differential, which is the examination of white blood cells in spinal fluid and is used to diagnose inflammation and infection of the central nervous system, including meningitis. It is currently in final testing for anticipated sales launch in 1998.

Currently under development is a procedure for urine sediment analysis, which is broadly used to screen urinary tract and renal functions and to establish diagnosis of multiple kidney and urinary tract diseases. FDA 510(k) submission for this procedure is anticipated by year-end 1998.

IMI has also entered into an agreement with Johns Hopkins  University  (November
1996), pursuant to which IMI and Johns Hopkins University are collaborating in the development of a bone marrow procedure for use on the MICRO21 system. The Company believes that performance of the manual microscopic review of bone marrow is a tedious and time-consuming procedure, and that automation of such a procedure would be welcomed by the medical diagnostic community.

The MICRO21 now also supports animal applications for use in veterinary, pharmaceutical and other medical research.

The Company believes that, similar to the automation of the WBC differential, the automation of additional procedures will potentially result in cost reductions, enhanced analytical accuracy and consistency, increased productivity of medical technologists and improved patient care. No assurances can be given, however, that the Company will successfully develop additional procedures or ultimately obtain FDA clearance for the MICRO21 system for such new procedures.

PRODUCT DEVELOPMENT

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

The goal of IMI's product development is to allow the MICRO21 to be used in conjunction with other laboratory equipment automatically and eliminate the need for much of the time-consuming and potentially dangerous handling of samples. New products under development include:

     Hematology Slide Master, an automated slide maker/stainer which will prepare patient samples for several hematological microscopy procedures for either MICRO21 or manual examination;

     UriSlide Master, an automated slide maker which will prepare urine samples for examination by a technologist or by the MICRO21; and

     CoreLab, IMI's total hematology solution. It will be designed to be integrated with many hematology analyzers on the market today and will automatically respond to flags for full sample examination, prepare slides as required and perform the search and display functions using the MICRO21 system.

The Company spent approximately $5,022,670, $2,113,565 and $1,793,769 on research and development in 1997, 1996 and 1995, respectively.

MANUFACTURING

The Company's manufacturing process consists of final assembly and testing of major components and is performed at the Company's 20,800 square-foot leased manufacturing facility in Palm Beach Gardens, Florida. All major assembly, software download, and final quality test and inspection functions are performed by the Company. Some of the components of the MICRO21 system are designed to Company specifications and manufactured by third-party contract manufacturers, while other components are readily available from a variety of suppliers. Most of the hardware components constituting the MICRO21 system are readily available from multiple sources, although the Company obtains certain components from single-source suppliers. The MICRO21 system was designed for assembly with third-party manufactured hardware and equipment components to minimize hardware development costs and to facilitate substitution in the event that technology improves or more cost-effective components become available.

The Company maintains a comprehensive quality assurance and quality control program, which includes complete documentation of all material programs and quality control test methods. Upon final assembly, each MICRO21 system is tested to assure that electrical, mechanical, computer and other subsystems are operating within established parameters and that all subsystems are properly integrated. The Company's in-house medical technologists then perform multiple WBC differentials, reticulocyte counts, ANA and nDNA screens and other procedures to determine whether the system's location, display, pre-classification and other functions are performing to specification.

In September 1997, IMI obtained Quality Management Institute ("QMI") registration to ISO 9001 for its quality management system. Such registration means IMI's design, development, manufacturing, installation and servicing processes have successfully completed a quality audit by QMI, a worldwide accredited auditor. In November 1996, IMI obtained the necessary safety, emissions and immunity certification for the MICRO21 to qualify for CE Mark certification. Although the MICRO21 did not previously fall under a particular CE directive, a new directive is expected to be adopted (the European In Vitro Diagnostic Directive). Based on drafts of the new directive made available, IMI believes the MICRO21 will comply with the new directive.

SETTLEMENT OF DISPUTE WITH COULTER CORPORATION; SALES AND DISTRIBUTION

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

The 26 Coulter units and the four customer contract receivables were returned to the Company in exchange for total payments to Coulter of approximately $3,800,000 in 1997, after giving effect to offsets for damage to the returned units and Coulter's costs incurred in connection with the sale and marketing of the MICRO21 system. As of December 31, 1997, Coulter had purchased 12 MICRO21s at discounted prices and the four (4) MICRO21s for placement in Japan. See "Description of Business - Settlement of Dispute with Coulter Corporation; Sales and Distribution; " "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Prior to the Company's termination of the Coulter Agreement, the Company was dependent on its relationship with Coulter for sales, marketing and service. After termination of the Coulter Agreement, the Company established its internal sales, marketing and service teams. The Company believes that its understanding of the nature of and advantages of the use of the MICRO21 system, the training it provides to its sales force and technical support personnel, and the ability to sell the MICRO21 system through more than one distributor and directly to end-users has positioned the Company to achieve better results than the Company realized or could have achieved by continuing an exclusive distribution relationship.

The Company began to build up internal sales and service organizations following termination of the Coulter Agreement. Since October 1, 1996, the Company's sales, marketing and service personnel have increased from 8 to 49 through March 31, 1998. IMI's marketing group has developed a comprehensive plan that includes lead fulfillment, targeted advertising and an aggressive trade show schedule for both domestic and international markets. In the US, the Company has established three sales regions comprising nine sales territories and employs a national accounts manager. Each US territory is assigned a team consisting of a sales representative, a technical application specialist and a regional manager. The Company's domestic service organization consists of four regional field service offices and centralized customer support personnel providing 24-hour coverage. In July 1997, the Company opened an office in the Netherlands to coordinate sales and service efforts in European markets. In January 1998, the Company hired a consultant to coordinate distributors in other international market areas. IMI has field personnel located in Europe, and certified distributors are service representatives in international markets other than Europe.

During the fourth quarter of 1997, the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short-term rental program may require that the Company secure additional financing.

COMPETITION

The MICRO21 system faces competition from several sources, including medical technologists, software companies and manufacturers of in vitro diagnostic equipment. The Company believes that the primary competition to the MICRO21 system is the use of medical technologists to perform manual microscopic analysis. The Company believes that use of the MICRO21 system will permit a laboratory to reduce costs and potential liabilities, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care. The Company also faces competition from software companies engaged in the development of neural network-based software with optical recognition applications. Some of these neural networks may be adapted for uses competitive with the Company's MICRO21 system. Further, the Company's products must compete for market share against numerous companies offering products or services that can assist laboratories in performing hematological analyses and procedures, whether or not such products or services utilize automated cell analysis or intelligent microscopes. For example, with regard to the WBC differential, the MICRO21 system competes indirectly with flow cytometers performing complete blood counts and partial WBC differentials, including flow cytometers manufactured and sold by Coulter Corporation, Abbott Laboratories and Sysmex as well as with older image-based systems.

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

The Company submitted a 510(k) (application for Pre-Market Certification) for the MICRO21 system in November 1992 and obtained FDA 510(k) clearance in July 1993 to market the MICRO21 system as a Class II automated cell locating device for the automated location and display of nucleated blood cells to assist medical technologists in performing WBC differential and WBC morphological analysis and for the display of wide-field images from a blood sample on a slide to assist a medical technologist in assessing RBC morphologies and in estimating platelet counts. Since that clearance was obtained, the Company has made a number of improvements in the device and its labeling. The Company has not sought a new 510(k) clearance for any of these improvements on the basis of the Company's conclusion, reflected in the Company's technical report addressing this matter, that none of the improvements could significantly affect the safety, effectiveness or intended use of the original product. Under the FDA's regulatory scheme, the decision whether to seek 510(k) clearance for a modified device is left to the manufacturer in the first instance. There can be no assurance, however, that the FDA would agree with the Company's conclusion, that the FDA would not require the Company to cease marketing and obtain 510(k) clearance for the MICRO21 system (as improved), or that such clearance, if required, would be obtained.

In May 1996, IMI received FDA 510(k) clearance for two additional commonly performed microscope procedures: reticulocyte count and anti-nuclear antibodies
(ANAs). The reticulocyte procedure, which is now implemented, measures the number of reticulocytes (immature red blood cells produced in the bone marrow) and is performed to monitor bone marrow production during the treatment of particular anemias in order to track the effectiveness of the therapies being utilized. An ANA analysis is used to identify cells associated with general connective tissue and autoimmune diseases such as systemic lupus erythematosus
(SLE), scleroderma and Sjogrens syndrome. In January 1997, the Company received FDA 510(k) clearance for the nDNA procedure. nDNA is an indirect enzyme antibody test which is used for the semi-quantitative detection of nDNA antibody in human serum. This procedure is used as an aid in the diagnosis of SLE and other connective tissue disease. In October 1997, the Company received FDA 510(k)
clearance for cerebrospinal fluid (CSF) WBC differential procedure. The CSF procedure automates cytological analysis of white blood cells in human cerebrospinal fluid and is used to diagnose inflammation and infection of the central nervous system, including meningitis. In December 1997, the Company received FDA 510(k) clearance for the WBC estimate procedure which is integrated into the WBC differential procedure. The WBC estimate provides confirmation of white blood cell count figures provided by hematology analyzers.

EMPLOYEES

As of March 15, 1998, the Company had 120 full-time employees and seven part-time employees. The Company also has consulting arrangements with three additional persons. Of its total workforce (including the three consultants), 49 persons are engaged in research and development activities, 26 persons are engaged in manufacturing and quality assurance, 31 are engaged in sales and marketing, 18 are engaged in customer support and six are devoted to administrative functions. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES

The Company's headquarters are located in approximately 10,000 square feet of leased office space at 4360 Northlake Boulevard, Palm Beach Gardens, Florida 33410. As extended, the terms of the leases for the Company's office space expire on February 28, 1999 and May 31, 1999, respectively. In January 1997, the Company moved its manufacturing division from 1006 W. 15th Street, Riviera Beach, Florida to 20,800 square feet of leased office and manufacturing space located at 3960 RCA Boulevard, Palm Beach Gardens, Florida. The lease for the manufacturing facility expires April 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

SETTLEMENT WITH COULTER CORPORATION. The Company has settled its dispute with Coulter Corporation ("Coulter") arising from the termination of its exclusive sales and distribution agreement (the "Coulter Agreement") with Coulter. On March 27, 1997, the parties entered into a settlement agreement (the "Settlement Agreement"). The Settlement Agreement provides for the acknowledgment of the termination of the Coulter Agreement, and the parties exchanged complete mutual releases and stipulated to the dismissal with prejudice of the arbitration proceedings. Under the terms of the Settlement Agreement, the Company granted Coulter the right to purchase MICRO21 systems for distribution worldwide on a nonexclusive basis, at transfer prices set by the Company in its sole discretion. To the extent and for so long as the Company sells MICRO21 systems through other distributors, Coulter will have the right to purchase MICRO21 systems on the same terms. Coulter will have such rights as a most favored distributor to buy MICRO21 systems on the same basis as MICRO21 systems are sold to other distributors on a country by country basis, including and subject to all of the conditions of such sale transactions such as price, discounts, and quantity. The most favored distributor rights will terminate (i) in the event the Company terminates the sale and marketing of MICRO21 systems through distributors other than Coulter, but shall be reinstated if the Company reinstates such sales through other distributors, or (ii) upon the sale of all or substantially all of the Company's stock or assets, or in the event of a merger, consolidation or reorganization of the Company involving a change in control ("Change in Control Transaction"). In the event of a Change in Control Transaction within three (3) years after March 27, 1997, Coulter will have the right to purchase up to twenty (20) MICRO21 systems at a discounted transfer price.

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

The Settlement Agreement provided for the Company to pay Coulter approximately $4,600,000, subject to certain offsets, in exchange for: (i) the return of twenty (26) of Coulter's used inventory of MICRO21 systems and certain spare parts and equipment; (ii) the assignment of four (4) of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs in connection with the sale and marketing of the MICRO21 system.

The 26 Coulter units and the four customer contract receivables were returned to the Company in exchange for total payments to Coulter of approximately $3,800,000 in 1997, after giving effect to offsets for damage to the returned units and Coulter's costs incurred in connection with the sale and marketing of the MICRO21 system. As of December 31, 1997, Coulter had purchased 12 MICRO21s at discounted prices and the four (4) MICRO21 systems for placement in Japan. See "Description of Business - Relationship with Coulter Corporation; Sales and Distribution," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

DIASYS CORPORATION. In November 1996, IMI and DiaSys Corporation ("DiaSys") entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys is a publicly-held corporation (Nasdaq, DIYS) based in Waterbury, Connecticut. DiaSys designs, develops, manufactures and distributes workstation products which prepare fluid samples. Under the DiaSys Agreement, IMI was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when IMI rejected products delivered by DiaSys and returned them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand with the American Arbitration Association for arbitration of the dispute. The arbitration (In re: The Matter of DiaSys Corporation v. Intelligent Medical Imaging, Inc., AAA No. 32-117-0001798) is to be held in Miami, Florida. In its demand for arbitration, DiaSys seeks damages in excess of $1,000,000 for IMI's alleged breach of the DiaSys Agreement by failing to pay for products delivered and failing to order and pay for additional products under the DiaSys Agreement. DiaSys also seeks damages for IMI's alleged defamation of DiaSys and its products. IMI filed its response on February 9, 1998. In its response, IMI denies that it breached the DiaSys Agreement or defamed DiaSys, and states that it properly rejected products supplied by DiaSys due to non-conformance. IMI also seeks damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in IMI's product development efforts caused by DiaSys's breach of the DiaSys Agreement. The Company believes that DiaSys's claims are without merit, and that the Company will prevail in the arbitration. However, there can be no assurance that the Company will prevail in the arbitration or in its counterclaim asserted against DiaSys, or that any resolution of the dispute, which is expected to occur within one year, will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company and DiaSys are presently in the process of selecting the panel of arbitrators and no hearing date for the arbitration has been scheduled.

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

On March 7, 1997, the Company dismissed its complaint against IRIS pursuant to a settlement agreement and related license agreement (collectively the "IRIS
Settlement Agreement") which resolves all pending litigation between the parties. Under the IRIS Settlement Agreement, IRIS granted the Company a fully-paid, royalty-free license for worldwide direct sales of the MICRO21 system by the Company. The Company agreed to pay a 4 percent royalty on future sales of the MICRO21 system through third-party distributors in the United States. Since the Company's current business plan is to sell its products primarily on a direct basis, without reliance on third-party distributors, the Company does not believe the 4 percent royalty on U.S. sales through distributors will significantly adversely impact the Company's results of operations during the term of the license. This license and royalty obligation expire in September 2000, when the IRIS Patents expire. The Company has the right, but not the obligation, to request a license from IRIS for sales through third-party distributors outside of the United States; however, the Company does not believe that the MICRO21 system infringes any foreign patents held by IRIS and the Company has no current plans to request such a license.

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

                                    Part II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the Nasdaq National Market System under the symbol "IMII." The following table represents the high and low bid prices for the Company's common stock for each quarter of fiscal 1996 and 1997, as reported by the Wall Street Journal.

            1997                        High                     Low

        4th Quarter                     $5.25                   $3.00
        3rd Quarter                     $7.47                   $4.13
        2nd Quarter                     $6.38                   $4.00
        1st Quarter                     $8.25                   $5.25

           1996                         High                     Low

        4th Quarter                    $14.25                   $5.13
        3rd Quarter                    $16.50                  $12.00
        2nd Quarter                    $20.25                   $9.50
        1st Quarter *                  $12.25                  $11.00

        * the Company's registered initial public offering was effective on March 21, 1996

As of March 23, 1998, there were 171 registered shareholders of record of the Company's common stock, excluding shareholders whose shares are held in nominee or street name by brokers.

The Company has not paid in the past, and does not anticipate paying in the foreseeable future, any cash dividends. The Company intends to retain future earnings to develop and expand its business. Any further determination to pay dividends will be at the discretion of the Company's Board of Directors and is subject to certain limitations under the General Corporation Law of the State of Delaware and will depend upon the Company's results of operations, financial condition and other factors deemed relevant by the Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA
                                                                            YEAR ENDED DECEMBER 31

                                                            1993            1994           1995           1996              1997
                                                            ----            ----           ----           ----              ----

STATEMENTS OF OPERATIONS DATA
Product sales, net                                        $106,000        $118,173     $1,392,883      $1,460,675       $3,770,489
Cost of sales                                                   --              --      1,135,499       1,227,216        3,328,394
                                                               ---             ---     ----------      ----------       ---------

Gross margin                                               106,000         118,173        257,384         233,459          442,095

Operating expenses:
     Selling, general and
     administrative                                        238,468       1,215,686      2,462,553       3,960,625        8,183,800
     Research and development                              195,070       1,101,463      1,793,769       2,113,565        5,022,670
     Provision for contract
     settlement                                                 --              --             --       2,062,000              --
                                                               ---             ---            ---      ----------              --

Total operating expenses                                  433,538        2,317,149      4,256,322       8,136,190       13,206,470
                                                          --------      ----------     ----------      ----------      ----------

Loss from operations                                     (327,538)      (2,198,976)    (3,998,938)     (7,902,731)     (12,764,375)

Other income (expense):
     Interest income                                            --              --         13,046       1,112,227        1,035,210
     Interest expense                                    (151,332)        (216,879)      (175,074)       (141,699)              --
                                                         ---------       ---------      ---------       ---------               --

Other income (expense)                                   (151,332)        (216,879)      (162,028)        970,528        1,035,210
                                                         ---------       ---------      ---------        --------       ---------

Loss before extraordinary item                           (478,870)      (2,415,855)    (4,160,966)     (6,932,203)     (11,729,165)

Extraordinary item--gain on early
extinguishment of debt                                          --              --        173,575          76,475               --
                                                               ---             ---       --------         -------               --

Net loss                                                ($478,870)     ($2,415,855)   ($3,987,391)    ($6,855,728)    ($11,729,165)
                                                        ==========    ============   ============    ============    =============

Loss per common share - basic and diluted (1):
     Before extraordinary item                             ($0.17)          ($0.75)        ($0.73)         ($0.70)          ($1.07)
     Extraordinary item--gain on early
     extinguishment of debt                                     --              --             --              --               --
                                                               ---             ---            ---             ---               --

     Net loss per common share - basic and diluted         ($0.17)          ($0.75)        ($0.70)         ($0.69)          ($1.07)
                                                           =======         =======        =======         =======          =======

Weighted average number of common
shares outstanding (1)
                                                         2,823,804       3,213,678      5,720,640       9,937,440       10,952,330
                                                         =========       =========      =========       =========       ==========



                                                            YEAR ENDED DECEMBER 31

                                          1993               1994                1995                1996                 1997
                                          ----               ----                ----                ----                 ----

BALANCE SHEET DATA
Cash and investments available-
     for-sale                           $34,142          $1,494,481            $75,821           $25,081,873          $7,083,173
Total assets                            139,746           2,406,769          2,705,330            30,732,023          17,406,409
Total debt and noncurrent
     obligations                      1,291,118           3,860,379          2,182,160                    --                  --

Accumulated deficit                  (2,145,141)         (4,560,996)        (8,548,387)          (15,346,088)        (27,102,275)
Total shareholders' equity
     (net capital deficiency)        (1,493,801)         (2,480,816)        (1,225,022)           26,866,695          15,317,345


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

The 26 Coulter units and the four customer contract receivables were returned to the Company in exchange for total payments to Coulter of approximately $3,800,000 in 1997, after giving effect to offsets for damage to the returned units and Coulter's costs incurred in connection with the sale and marketing of the MICRO21 system. As of December 31, 1997, Coulter had purchased 12 MICRO21s at discounted prices and the four (4) MICRO21 systems for placement in Japan. See "Description of Business - Settlement of Dispute with Coulter Corporation; Sales and Distribution," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company began to build up internal sales and service organizations following termination of the Coulter Agreement. Since October 1, 1996, the Company's sales, marketing and service personnel have increased from 8 to 49 through March 31, 1998. IMI's marketing group has developed a comprehensive plan that includes lead fulfillment, targeted advertising and an aggressive trade show schedule for both domestic and international markets. In the US, the Company has established three regions comprising nine territories and employs a national accounts manager. Each US territory is assigned a team consisting of a sales representative, a technical application specialist and a regional manager. The Company's domestic service organization consists of four regional field service offices and centralized customer support personnel providing 24-hour coverage. In July 1997, the Company opened an office in the Netherlands to coordinate sales and service efforts in European markets. In January 1998, the Company hired a consultant to coordinate distributors in other international market areas. IMI has field personnel located in Europe, and certified distributors are service representatives in international markets other than Europe.

During the fourth quarter of 1997, the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby, overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short-term rental program may require that the Company secure additional financing.

B.  RESULTS OF OPERATIONS

Product sales for 1997 of $3,770,489 increased 158 percent over 1996, from $1,460,675. This compares with revenue in 1995 of $1,392,883. The increase in product sales for 1997 was primarily due to sales of MICRO21 systems to hospitals and laboratories. In connection with the Settlement Agreement, the Company recorded, as of December 31, 1996, a sales allowance of $1,938,000 representing the portion of the settlement amount estimated to represent a credit for the return of 26 MICRO21 systems and certain spare parts and equipment. The revenue in 1995 consisted of sales to Coulter Corporation.

Cost of sales for 1997 of $3,328,394 increased 172 percent over 1996, from $1,227,216. This compares with cost of sales in 1995 of $1,135,499. The increase in costs of sales for 1997 is attributable to increased sales and the write down on the MICRO21 systems that remain in inventory. The increase in cost of sales for 1996 was primarily due to sales of MICRO21 systems and peripheral equipment to Coulter.

Selling, general and administrative expenses were $8,183,800 in 1997, compared with $3,960,625 in 1996, an increase of 107 percent. This compares with a 1996 increase of 61 percent over 1995 when selling, general and administrative expenses were $2,462,553. Selling, general and administrative expenses increased in 1997 primarily due to the continued growth of the Company and the need for additional personnel following the Company's termination of the Coulter Agreement. In 1997, selling, general and administrative expenses included consulting fees of $196,728 and the amortization of deferred compensation of $93,252 associated with common stock issued to a member of the Board of Directors. Selling, general and administrative expenses should stabilize now that the sales and service organizations are established.

Research and development expenses were $5,022,670 in 1997, a 138 percent increase over $2,113,565 in 1996. This compares with a 1996 increase of 18 percent over 1995 when research and development expenses were $1,793,769. Research and development expenses increased in 1997 primarily due to resources being utilized in the development of upgrades, procedures, technologies and new products for the MICRO21 system. Research and development expenses will continue to increase in 1998 as new procedures, technologies and products are developed.

In 1996, the Company recorded a provision for contract settlement of $2,062,000. In 1997, under the Settlement Agreement, the Company paid Coulter approximately $1,800,000 fulfilling this obligation, which represented the return of 26 of Coulter's used inventory of MICRO21 systems and certain equipment; the assignment to the Company of four (4) of Coulter's customer contracts; reimbursement to Coulter for certain costs and expenses incurred in its sale and marketing of the MICRO21 systems; and an offset in the Company's favor for damage to units returned by Coulter. See "Item 1. Business - Description of Business - Settlement of Dispute with Coulter Corporation; Sales and Distribution" and "Item 3. Legal Proceedings."

Interest income was $1,035,210 in 1997, a seven percent decrease from $1,112,227 in 1996. The decrease in 1997 was primarily due to a decrease in investment funds. Investments decreased because the funds were used for operations. Interest income in 1995 was $13,046.

Interest expense was $0 in 1997 and $141,699 in 1996, a decrease of $141,699. Interest expense was $175,074 in 1995. In 1997, the decrease in interest expense was due to the Company's lack of debt.


C.  LIQUIDITY AND CAPITAL RESOURCES

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

Investments available-for-sale consist of cash, cash equivalents, asset-backed securities, corporate bonds and U.S. Government agency bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Unrealized holding gains and losses on securities classified as available-for-sale are reported as a separate component of shareholders' equity. During 1997, 1996 and 1995, the Company had cash flow used in operations of $17,126,837, $6,966,570 and $4,410,327, respectively. The decrease in cash flow was primarily due to the net loss from operations.

For the year ended December 31, 1997, net cash provided by investing activities of $17,578,415 was primarily the result of sales of investments available-for-sale for use in operations. In 1996 and 1995, the Company used cash of $25,501,141 and $224,907, respectively, to purchase investments available-for-sale and property and equipment.

For the year ended December 31, 1997, net cash provided by financing activities of $113,585 was primarily the result of proceeds from the exercise of common stock options. During 1996 and 1995, the Company had cash provided by financing activity of $32,679,891 and $3,216,574, respectively, primarily due to proceeds from the sale of common stock from the Company's initial public offering and convertible notes in private placements.

At December 31, 1997, the Company had a net operating loss (NOL) carryforward of approximately $22,707,000 available for income tax purposes that expires through the year 2012. Section 382 of the Internal Revenue Code, as amended, limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership (Ownership Change) of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock.

The Company intends to expend approximately $5,400,000 in 1998 in research and development to develop new products, procedures and technology.

The Company's 1998 operating plan contemplates focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, during the third quarter of 1997 the Company established a division in Europe to further expand its marketing efforts and during the fourth quarter of 1997 the Company began to offer a short-term rental program. The Company's plan also contemplates implementing cost controls, seeking alternative sources of financing and exploring strategic alternatives. Although management believes that its plan will be successful, there can be no assurance that the Company will be successful in its attempt to expand revenue, secure additional financing or consummate a strategic alternative.

The Company believes that cash, cash equivalents and investments available for sale, together with projected cash flow from operations, will be sufficient to meet the Company's liquidity and capital requirements for at least twelve months. No assurance exists that the Company will not require additional capital prior to the end of such period. Additional funds may be sought through equity or debt financings. There can be no assurance that commitments for such financings can be obtained on favorable terms, if at all.

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

BUILD-UP OF THE COMPANY'S INTERNAL SALES FORCE; CHANGES IN SALES STRATEGY. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of termination of the Coulter Agreement have adversely affected the Company's business, results of operations and financial condition in 1997 and may continue to do so through 1998. However, the Company believes that its understanding of the nature of and advantages of the use of the MICRO21 system and the training it provides and will provide to its internal sales, marketing and service force will ultimately position the Company to achieve better results by selling MICRO21 systems directly to end users than the Company has realized or could realize with an exclusive distribution relationship with one distributor. In addition, the Company's ability to set prices and to sell the MICRO21 system directly to end users will provide the Company with a greater ability to enter into more flexible pricing arrangements with end users who lease or purchase a MICRO21 system. Such flexibility may increase the number of end users who are financially able to purchase or lease a MICRO21 system, result in increased margins on a per-unit basis, and result in increased gross and net revenues to the Company for 1998 and beyond. However, there can be no guarantee or assurance that increased pricing flexibility and direct selling efforts by the Company will result in an increase in the number of potential end users, an increase in sales, or greater margins or gross or net revenues. In addition, while the Company intends to focus its marketing and sales efforts on direct sales, the Company may continue to sell MICRO21 systems to Coulter pursuant to the Settlement Agreement and to other distributors for resale to customers, and substantial sales to distributors may be possible only at transfer prices substantially lower than projected prices for direct sales.

In addition to the foregoing considerations, during the fourth quarter of 1997 the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short-term rental program may require that the Company secure additional financing. Additional funds for this purpose may be sought through equity or debt financings. There can be no assurance that commitments for such financings can be obtained on favorable terms, if at all.


PRODUCT DEVELOPMENT. The Company believes that manual performance of clinical laboratory microscopic procedures are costly, time consuming and subject to varying degrees of accuracy and consistency. The Company anticipates that the demand for automated microscopy and its attendant ability to reduce laboratory costs and exposure to liability, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care will continue to increase in the future. The Company's ability to react quickly to a rise in the demand for automated microscopy products by developing a product or line of products that will perform a broad number of microscopic procedures will be critical to the Company's success. The Company intends to continue to seek to develop, either internally or through licensing arrangements, products that can meet such demand for a variety of automated microscopic procedures. There can be no assurance that the Company's competitors will not develop such products before the Company can, or that any products developed by the Company, even if timely, will receive sufficient FDA clearance or approval or will meet with greater market acceptance than those manufactured by the Company's competitors.

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

CONSOLIDATION OF MANAGEMENT OF HEALTH CARE FACILITIES. The continuing trend toward consolidation of laboratories and hospitals by acquisitions and through the formation of affiliated and nonaffiliated purchasing groups will create opportunities for penetration of the market by sales efforts directed at the principal decision makers for such groups. IMI entered into two group purchasing agreements in 1997. The first was with Amerinet, a network of over 1900 hospitals and 43 independent laboratories. The second was with Magnet, a network with over 900 hospitals. Market penetration could be more difficult if sales of MICRO21 systems are not made through such large purchasing groups.

ARBITRATION WITH DIASYS CORPORATION. In its demand for arbitration, DiaSys seeks damages in excess of $1,000,000 for IMI's alleged breach of the DiaSys Agreement by failing to pay for products delivered and failing to order and pay for additional products under the DiaSys Agreement. DiaSys also seeks damages for IMI's alleged defamation of DiaSys and its products. IMI denies that it breached the DiaSys Agreement or defamed DiaSys, and believes that it properly rejected products supplied by DiaSys due to non-conformance. IMI also seeks damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in IMI's product development efforts caused by DiaSys's breach of the DiaSys Agreement. The parties are presently in the process of selecting the panel of arbitrators and no hearing date for the arbitration has been scheduled. The Company believes that DiaSys's claims are without merit, and that the Company will prevail in the arbitration. However, there can be no assurance that the Company will prevail in the arbitration or in its counterclaim asserted against DiaSys, or that any resolution of the dispute, which is expected to occur within one year, would be on terms favorable to the Company. An adverse decision in the arbitration could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

YEAR 2000 COMPLIANCE. Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components--business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

While management believes that its products, the MICRO21 and NeuralVision software, are currently capable of storing four-digit year data, allowing applications to differentiate between dates from the 1900s and the year 2000 and beyond, such potential incompatibility with two-digit application programs may limit the Company's sales of product in those situations. There can be no assurance that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with, non-compliant software or other products which may expose the Company to claims from it customers or other third parties. The foregoing could result in a loss of or delay in market acceptance of the Company's products, increased service costs to the Company or payment by the Company of compensatory or other damages. Further, there can be no assurance that the Company's software product that is designed to be Year 2000 compliant contains all necessary technology to make it Year 2000 compliant.

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

     the delay in the Company's achievement of substantial market penetration and widespread acceptance of the MICRO21 system, the Hematology Slide Master or the UriSlide Master;

     the delays and impediments to customer acceptance associated with industry and market perception of the historical dispute, even though now settled, between the Company and Coulter;

     the  inability  of  the  Company  to  enter  into   alternative   exclusive
     distribution arrangements due to certain rights granted to Coulter under the Settlement Agreement;

     the risk that expansion of sales in foreign markets may be possible only through distributors, such as Coulter, at transfer prices too low for favorable profitability;

     the potential failure of the Company's sales force, and Coulter or other distributors, to sell or rent MICRO21 systems in amounts sufficient to help the Company achieve its sales goals;

     the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other government clearance or approval for new products and new procedures for use on the MICRO21 system;

     the uncertainty of profitability and sustainability of revenues and profitability;

     the possible need for capital because of changes in sales strategy to offer the MICRO21 on a short-term rental basis; and

     the uncertainty of obtaining capital for future capital needs, especially in the event of further delays in anticipated widespread market acceptance for the MICRO21 system.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item can be found at the pages listed in the following index:

                                                                         PAGE

Report of Independent Certified Public Accountants                        F-2

Balance Sheets at December 31, 1997 and 1996                              F-3

Statements of Operations for the years ended
December 31, 1997, 1996 and 1995                                          F-4

Statements of Shareholders' Equity (Net Capital Deficiency)
for the years ended December 31, 1997, 1996 and 1995                      F-5

Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                                          F-6

Notes to Financial Statements                                             F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Intelligent Medical Imaging, Inc.

We have audited the accompanying balance sheets of Intelligent Medical Imaging, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Medical Imaging, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with general accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ ERNST & YOUNG LLP
                                                      --------------------------
                                                       Ernst & Young LLP

West Palm Beach, Florida
February 9, 1998


                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                   1997                   1996
ASSETS
Current assets:
   Cash                                                     $     853,164           $     288,001
   Investments available-for-sale                               6,230,009              24,793,872
   Accounts receivable, net of allowance
        for uncollectible accounts of
        $40,000 at December 31, 1997 and 1996                     671,905                 177,096
   Inventory                                                    5,933,815               3,541,993
   Prepaid expenses and other current assets                       61,799                  52,425
   Current portion of investment in sales-type leases             222,213                      --
   Accrued interest receivable                                     13,151                 159,427
                                                          ---------------           -------------

Total current assets                                           13,986,056              29,012,814

Investment in sales-type leases, net                              240,145                      --
Revenue equipment, net                                            263,632                      --
Property and equipment, net                                     2,789,693               1,666,957
Other assets                                                      126,883                  52,252
                                                           --------------         ---------------

                                                              $17,406,409             $30,732,023
                                                              ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $1,298,811              $1,062,979
   Accrued salaries and benefits                                  394,190                 319,217
   Other accrued liabilities                                      101,816                 421,132
   Current portion of deferred revenue                             74,673                      --
   Accrued contract settlement costs                                   --               2,062,000
                                                          ---------------               ---------

Total current liabilities                                       1,869,490               3,865,328

Deferred revenue                                                  219,574                      --

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value--
   authorized 2,000,000 shares; no
   shares issued or outstanding                                        --                      --
Common stock, $.01 par value--
   authorized 30,000,000 shares;
   issued and outstanding, 11,023,938
   shares in 1997 and 10,898,055
   shares in 1996                                                 110,239                 108,981
Additional paid-in capital                                     42,537,633              42,425,306
Deferred compensation                                            (228,252)               (321,504)
Accumulated deficit                                           (27,102,275)            (15,346,088)
                                                              ------------            ------------

Total shareholders' equity                                     15,317,345              26,866,695
                                                               ----------              ----------

                                                              $17,406,409             $30,732,023
                                                              ===========             ===========
                             SEE ACCOMPANYING NOTES



                                                    INTELLIGENT MEDICAL IMAGING, INC.
                                                         STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                    1997                   1996                   1995
                                                    ----                   ----                   ----

Product sales, net (Note 9)                         $3,770,489             $1,460,675            $1,392,883

Cost of sales                                        3,328,394              1,227,216             1,135,499
                                                     ---------              ---------             ---------

Gross margin                                           442,095                233,459               257,384

Operating expenses:
   Selling, general and administrative               8,183,800              3,960,625             2,462,553
   Research and development                          5,022,670              2,113,565             1,793,769
   Provision for contract settlement                        --              2,062,000                    --
                                              ----------------              ---------              --------

Total operating expenses                            13,206,470              8,136,190             4,256,322
                                                    ----------              ---------             ---------

Loss from operations                               (12,764,375)            (7,902,731)           (3,998,938)

Other income (expense):
   Interest income                                   1,035,210              1,112,227                13,046
   Interest expense                                         --               (141,699)             (175,074)
                                                            --              ---------             ---------

Other income (expense)                               1,035,210                970,528              (162,028)
                                                     ---------                 -------            ---------

Loss before extraordinary item                     (11,729,165)            (6,932,203)           (4,160,966)

Extraordinary item--gain on early
extinguishment of debt                                      --                 76,475               173,575
                                                            --                -------              -------

Net loss                                          $(11,729,165)           $(6,855,728)          $(3,987,391)
                                                  =============           ============         ============

Loss per common share-basic and diluted:
   Before extraordinary item                            $(1.07)                 $(.70)                $(.73)

   Extraordinary item--gain on early
   extinguishment of debt                                   --                    .01                   .03
                                                            ==                    ===                   ===

   Net loss per common share-basic and diluted          $(1.07)                 $(.69)                $(.70)
                                                       =======                 ======                ======

Weighted average number of common shares
outstanding                                         10,952,330              9,937,440             5,720,640
                                                    ==========              =========             =========

                                                          SEE ACCOMPANYING NOTES



                                                          INTELLIGENT MEDICAL IMAGING, INC.
                                                STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)



                                                                                                                       TOTAL
                                                                                                                       SHAREHOLDERS'
                                                  COMMON STOCK            ADDITIONAL                                   EQUITY (NET
                                                                          PAID-IN       DEFERRED          ACCUMULATED  CAPTIAL
                                              SHARES        AMOUNT        CAPITAL       COMPENSATION      DEFICIT      DEFICIENCY)

Balance at January 1, 1995                   3,959,970       $39,599     $2,040,581             $--      $(4,560,996)   $(2,480,816)
Issuance of $.01 par value common
 stock from conversion of notes payable        464,988         4,650        925,350              --               --        930,000
Issuance of $.01 par value common
 stock, net of issuance costs
 of $387,639                                 2,264,598        22,647      4,118,910              --               --      4,141,557
Exercise of stock options                      104,190         1,041          2,432              --               --          3,473
Issuance of $.01 par value common
 stock for services rendered                    49,500           495        164,505                                         165,000
Issuance of stock options to
 purchase 140,250 shares of
 common stock                                       --            --        404,512        (401,357)              --          3,155
Net loss                                            --            --             --              --       (3,987,391)    (3,987,391)
                                           -----------     ---------      ---------      ----------      -----------     -----------

Balance at December 31, 1995                 6,843,246        68,432      7,656,290        (401,357)      (8,548,387)    (1,225,022)
Issuance of $.01 par value
 common stock, net of issuance
 costs of $3,668,565                         3,450,000        34,500     34,246,935              --               --     34,281,435
Issuance of $.01 par value
 common stock from conversion
 of notes payable                              274,389         2,744        297,256              --               --        300,000
Exercise of stock options                      117,750         1,178         94,913              --               --         96,091
Exercise of stock purchase
 warrants                                      212,670         2,127        115,932              --               --        118,059
Issuance of stock options to
 purchase 6,000 shares of
 common stock                                       --            --         13,980         (10,480)              --          3,500
Amortization of deferred
 compensation                                       --            --             --          90,333               --         90,333
Adjustments for unrealized
 gains on securities available-
 for-sale                                           --            --             --              --           58,027         58,027
Net loss                                            --            --             --              --       (6,855,728)    (6,855,728)
                                            ----------      --------    -----------      ----------      -----------     -----------

Balance at December 31, 1996                10,898,055       108,981     42,425,306        (321,504)     (15,346,088)    26,866,695
Exercise of stock options                      102,811         1,028         92,005              --               --         93,033
Exercise of stock purchase warrants             23,072           230         20,322              --               --         20,552
Amortization of deferred compensation               --            --             --          93,252               --         93,252
Adjustments for change in unrealized
 gains on securities available-for-sale             --            --             --              --          (27,022)       (27,022)
Net loss                                            --            --             --              --      (11,729,165)   (11,729,165)
                                           -----------    ----------    -----------      ----------     ------------    ------------
Balance at December 31, 1997                11,023,938      $110,239    $42,537,633       $(228,252)    $(27,102,275)   $15,317,345
                                           ===========    ==========    ===========      ==========     ============    ===========


                                                                   SEE ACCOMPANYING NOTES




                                                             INTELLIGENT MEDICAL IMAGING, INC.
                                                                  STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             1997                  1996                  1995
                                                                             ----                  ----                  ----

OPERATING ACTIVITIES
Net loss                                                                $(11,729,165)          $(6,855,728)          $(3,987,391)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                            1,025,419               299,338               169,687
   Gain on early extinguishment of debt                                           --               (76,475)             (173,575)
   Services received in exchange for common stock and stock
        options                                                               93,252                93,833               295,492
   Provision for contract settlement                                              --             2,062,000                    --
   Officers' bonus accrual                                                        --                    --               450,000
   Changes in operating assets and liabilities:
        Inventory                                                         (3,581,551)           (2,401,545)           (1,504,833)
        Accounts receivable                                                 (494,809)                4,904              (182,000)
        Prepaid expenses and other current assets                             (9,374)              (48,819)               (3,606)
        Investment in sales-type leases                                     (462,358)                   --                    --
        Accrued interest receivable                                          146,276              (159,427)                   --
        Other assets                                                         (74,631)               50,204               (98,899)
        Revenue equipment                                                   (263,632)                   --                    --
        Accounts payable                                                     235,832                28,512               423,367
        Accrued salaries and benefits                                         74,973               114,979               (40,935)
        Other accrued liabilities                                           (319,316)              316,132               105,000
        Deferred revenue                                                     294,247                    --                    --
        Accrued settlement liability                                      (2,062,000)                   --                    --
        Accrued interest payable                                                  --              (139,478)             (117,634)
        Due to related party                                                      --              (105,000)              105,000
        Customer advance                                                          --              (150,000)              150,000
                                                                          ----------              --------               -------

Net cash used in operating activities                                    (17,126,837)           (6,966,570)           (4,410,327)

INVESTING ACTIVITIES
Purchases of property and equipment                                         (958,426)             (765,296)             (224,907)
Purchases of investments available-for-sale                               (3,683,412)          (33,226,690)                   --
Sales of investments available-for-sale                                   22,220,253             8,490,845                    --
                                                                          ----------             ---------             ---------

Net cash provided by (used in) investing activities                       17,578,415           (25,501,141)             (224,907)



                                                                  CONTINUED ON NEXT PAGE.




                                                                  YEAR ENDED DECEMBER 31,
                                                             1997            1996           1995
                                                             ----            ----           ----

FINANCING ACTIVITIES
Proceeds from sale of common stock                        $113,585      $34,495,585    $4,145,030
Proceeds from long-term notes payable
   and capitalized lease obligations                           --            60,000       160,000
Repayment of long-term notes payable
   and capitalized lease obligations                           --          (773,839)     (919,414)
Advances from factor                                           --         2,216,614            --
Repayments to factor                                           --        (2,216,614)           --
Proceeds from notes payable to related parties                 --            74,784            --
Repayment of notes payable to related parties                  --        (1,176,639)     (169,042)
                                                               --       -----------     ---------

Net cash provided by financing activities                 113,585        32,679,891     3,216,574
                                                          -------        ----------     ---------

Net increase (decrease) in cash                           565,163           212,180    (1,418,660)
Cash at beginning of year                                 288,001            75,821     1,494,481
                                                          -------            ------     ---------

Cash at end of year                                      $853,164          $288,001       $75,821
                                                         ========          ========       =======

SUPPLEMENTAL INFORMATION
Inventory transferred to property and equipment        $1,109,729          $514,733      $104,876
                                                       ==========          ========      ========

Interest paid                                                 $--          $319,073      $159,133
                                                              ===          ========      ========

Notes payable and notes payable to related
    parties converted to common stock                         $--          $300,000      $930,000
                                                              ===          ========      ========

Common stock issued in exchange for services                  $--               $--      $165,000
                                                              ===               ===      ========


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

The 1995 financial statements were previously restated to reflect the newly authorized shares and to give retroactive recognition to the stock split described above.

REVENUE RECOGNITION

Revenue is generally recognized as units are shipped to customers. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. At December 31, 1995, the Company had received $600,000 in payment of sales of MICRO21 systems which were recognized under a bill and hold arrangement. There were no sales under bill and hold arrangements at December 31, 1996 or 1997.

During October 1997, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accounts issued Statement of Position 97-2 (SOP 97-2), SOFTWARE REVENUE RECOGNITION. SOP 97-2 replaces the SOP 91-1 method of distinguishing between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement (e.g., post contract customer support (PCS), specified upgrades and enhancements--even on a when-and-if available basis, additional software products and services) be separately identified and accounted for based on relative fair values of each element. Further, in order to recognize revenue for each element as delivered, stringent requirements for "vendor-specific objective evidence" must be met for each element's fair value, and no remaining undelivered elements can be essential to the functionality of the delivered elements. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Different informal and unauthoritative interpretations of certain provisions of SOP 97-2 have arisen. AcSEC is already deliberating amendments to SOP 97-2, including deferral of the effective date of certain provisions of the SOP so AcSEC can develop and issue an interpretation regarding the applicability and the method of application of those provisions. Because of the uncertainties relating to the outcome of these amendments, the impact on the future results of the Company is not currently determinable.

Sales to one customer, Coulter Corporation (Coulter), the Company's exclusive worldwide distributor through October 1996, accounted for 50% of the Company's sales in 1997 and all sales of equipment for the years ended December 31, 1996 and 1995 (see Note 8); therefore, the Company is subject to concentration of credit risk of its accounts receivable. The Company performs credit evaluations of this customer and does not require collateral. Sales outside of the United States accounted for 24% of total sales in 1997; sales to one customer in Japan (Coulter K.K., an affiliate of Coulter) accounted for 15% of 1997 sales. There were no sales outside of the United States in 1996 or 1995.

CASH

Deposits in banks may exceed the amount of Federal Deposit Insurance Corporation ("FDIC") insurance limits provided on such deposits. The Company periodically performs reviews of the credit worthiness of its depository banks. As of December 31, 1997, the company had approximately $578,000 of cash in excess of FDIC insurance limits.

INVESTMENTS AVAILABLE-FOR-SALE

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

EQUIPMENT LEASING

The Company leases equipment to customers under operating leases generally for periods of one year. The cost of revenue equipment is depreciated on a straight-line basis over three to five years. Accumulated depreciation on revenue equipment was $80,000 at December 31, 1997. The Company also leases equipment to customers under sales-type leases as defined in Statement of Financial Accounting Standards (SFAS) No. 13, ACCOUNTING FOR LEASES. The Company had no equipment leasing transactions during the year ended December 31, 1996.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from five to ten years for furniture, fixtures and office equipment and three to five years for computer equipment. Property held under capitalized leases is amortized on the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the related assets.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market.

INCOME TAXES

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SOFTWARE DEVELOPMENT COSTS

SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life and changes in software and hardware technologies. Capitalizable software development expenses have not been significant and have been expensed as incurred.

DEFERRED REVENUE

Income under service agreements is deferred and recognized over the term (primarily four to five years) of the agreement on a straight-line basis.

WARRANTY COSTS

The Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. An accrued liability for warranty costs, of approximately $64,000 at December 31, 1997 and $54,000 at December 31, 1996, is included in the caption "other accrued liabilities" in the accompanying balance sheets.

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which established new standards for computing and presenting earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. On February 3,1998, due to the issuance of SFAS No. 128, the SEC revised its Staff Accounting Bulletin No. 83 relative to cheap stock. Consequently, net loss per share for the year ended December 31, 1994 has been restated. Stock options and warrants have not been included in the computation of diluted loss per share as the computation would not be dilutive.

For additional disclosures regarding stock options and warrants see Note 9.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Company will adopt SFAS No. 131 in December 1998 and has not yet assessed what the impact will be on its 1998 financial statement disclosures.

2.  NET INVESTMENT IN SALES-TYPE LEASES

The company has entered into sales-type leases of its product. Annual future lease payments under sales-type leases consist of the following:

              YEAR                                                       AMOUNT

              1998                                                      $240,747
              1999                                                        96,708
              2000                                                        96.708
              2001                                                        60,945
              2002                                                        10,098
                                                                        --------

                                                                         505,206
Less unearned income                                                      42,848
                                                                        --------

Net investment in sales type lease                                       462,358
Less current portion                                                     222,213
                                                                        ========
                                                                        $240,145
                                                                        ========


3.  INVENTORY

The components of inventory are summarized as follows:

                                                              DECEMBER 31
                                                            1997         1996

Finished goods                                        $3,773,526   $1,361,038
Work in process                                          407,821      819,161
Raw materials                                          1,752,468    1,361,794
                                                      ----------   ----------

                                                      $5,933,815   $3,541,993
                                                      ==========   ==========

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                              DECEMBER 31
                                                            1997          1996
                                                     -----------   -----------

Furniture, fixtures and office equipment             $ 1,403,234   $   767,227
Computer equipment                                     2,962,150     1,530,002
                                                     -----------   -----------
                                                       4,365,384     2,297,229

Accumulated depreciation                              (1,575,691)     (630,272)
                                                     -----------   -----------

                                                     $ 2,789,693   $ 1,666,957
                                                     ===========   ===========

5.  INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale at December 31, 1997 and 1996 consist of the following:


                                        DECEMBER 31, 1997                                DECEMBER 31, 1996
                               -------------------------------------     -------------------------------------

                                                GROSS      ESTIMATED                      GROSS      ESTIMATED
                                              UNREALIZED     FAIR                       UNREALIZED     FAIR
                                  COST          GAIN         VALUE          COST          GAIN         VALUE

Cash and cash equivalents     $   164,708   $         0   $   164,708   $ 5,389,564   $     2,950   $ 5,392,514
U.S. Corporate bonds                    0             0             0     2,185,820        13,221     2,172,599
U.S. Government agency
   bonds and mortgages          3,677,946         5,466     3,683,412     7,525,683        18,169     7,543,852
Mortgages and asset
   backed securities            2,356,350        25,539     2,381,889     9,634,778        50,129     9,684,907
                              -----------   -----------   -----------   -----------   -----------   -----------

                              $ 6,199,004   $    31,005   $ 6,230,009   $24,735,845   $    84,469   $24,793,872
                              ===========   ===========   ===========   ===========   ===========   ===========


In accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, unrealized holding gains on investments available-for-sale of $31,005 and $58,027 at December 31, 1997 and 1996, respectively, are included as a separate component of shareholders' equity.

The contractual maturities of debt securities available for sale at December 31, 1997, regardless of their balance sheet classification, follow:

                                        AMORTIZED COST                FAIR
                                                                      VALUE

Due within one year                    $3,677,946                  $3,683,412
Not due at a single maturity date       2,356,350                   2,381,889
                                        ---------                   ---------

                                       $6,034,296                  $6,065,301
                                       ==========                  ==========

Gross realized gains and gross realized losses from the sale of securities classified as available-for-sale were approximately $137,000 and $450,000, respectively, for the year ended December 31, 1997. Gross realized gains and gross realized losses from the sale of securities classified as available-for-sale were not material for the year ended December 31, 1996. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

6.  NOTES PAYABLE TO RELATED PARTIES

On May 22, 1997, the Board of Directors authorized the Company to loan the Company's President and Chief Executive Officer up to $500,000 on a secured recourse basis. During 1997, advances of approximately $367,000 were made. All amounts advanced, including interest accrued at the rate of 8.5% per annum, were repaid as of December 31, 1997.

In January 1998, $196,000 was advanced to the Company's President and $424,000 was advanced to a member of the Board of Directors. These advances, which are secured by shares of the Company's common stock and bear interest at the rate of prime plus 1% per annum, are due 90 days from the date of the first advance.

On June 30, 1995, a note payable to a related party of $202,500, including accrued interest of $2,500 at December 31, 1994, was converted to common stock at a conversion price of $2 per share.

The Company repaid approximately $339,000 of debt in 1996 with the proceeds of its initial public offering of common stock in connection with: (i) a 12% unsecured note payable to a shareholder, principal and interest due in monthly installments of $10,000 through October 1997; (ii) an 11% unsecured note payable to a shareholder, payable in full on demand; and (iii) 11% unsecured notes payable to shareholders, principal and interest due December 31, 1996. In addition, a $300,000, 10% promissory note payable to a shareholder, due July 1, 1996, secured by a security interest in the Company's technology and computer equipment was converted in 1996 to common stock at a conversion price of $1.09 per share.

Interest expense on notes payable to related parties and amounts due to related party, discussed in Note 7, amounted to approximately $15,000 and $75,000 for the years ended December 31, 1996 and 1995, respectively. No interest was incurred for the year ended December 31, 1997.

7.  NOTES PAYABLE

In June 1993, the Company executed a Letter of Understanding with XL Vision, Inc. (XL Vision), under which XL Vision agreed to manufacture MICRO21 system design units. During 1993 and 1994, XL Vision advanced $925,000 to the Company representing debt and an equity investment. Most of the advances were evidenced by promissory notes payable on demand within 30 days' notice. In addition to amounts advanced, XL Vision incurred costs in developing hardware for the MICRO21 system. The parties were unable to agree to definitive terms for the equity investment and their manufacturing relationship and on July 23, 1994, a settlement agreement was reached whereby the Company issued an $825,000 secured convertible promissory note payable (the $825,000 Note), a $500,000 noninterest-bearing secured promissory note payable (the $500,000 Note) and a $220,000 purchase order (the Purchase Order) to XL Vision. During 1994, the purchase order was paid in full. The $825,000 Note bore interest at prime plus 3% and was payable in the amount of $550,000 on July 23, 1996, and all remaining principal on July 23, 1997, subject to certain prepayment provisions based on future sales or leases of the MICRO21 system. On July 28, 1995, XL Vision accepted $775,000 in full payment of the $825,000 note (which had an outstanding principal balance of $815,000 at the time of payoff), plus accrued interest of $133,575 through the date of the settlement. This agreement resulted in an extraordinary gain of approximately $173,575 in 1995. During 1996, XL Vision accepted $423,525 in full payment of the $500,000 note. This agreement resulted in an extraordinary gain of $76,475 in 1996.

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

8.  DUE TO RELATED PARTY

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

Interest expense on amounts due to related party amounted to approximately $5,700 and $24,000 for the years ended December 31, 1996 and 1995, respectively. No interest was incurred for the year ended December 31, 1997.

On December 1, 1993, the Company entered into a six-month consulting agreement with a member of the Company's Board of Directors (the Consulting Firm) to identify and introduce the Company to lease/financing participants or marketing partners. A monthly retainer of $4,000 per month accrued, without interest, until the earlier of December 1, 1994, or the Company's receipt of $500,000 in net revenue under this agreement. This agreement was amended in May 1995, retroactive to December 1994, and the monthly retainer was increased to $8,500 per month through December 31, 1995. The agreement included a success fee based on revenue; however, in October 1995, the agreement was amended, extending the term through December 31, 1999, and providing for monthly payments of $12,500 during 1996 and $8,500 from 1997 through 1999, and eliminating the success fee. The Company incurred expenses of $129,676, $150,000, and $102,000, for the years ended December 31, 1997, 1996, and 1995, respectively, under this agreement.

Effective   December  1,  1993,  the  Company  entered  into  another  six-month consulting agreement with the president of the Consulting Firm who agreed to provide consulting advice and introductions for strategic planning. As compensation for the services to be provided, in January 1994, the Company issued 385,764 shares of common stock with a fair market value of $257,176, as determined by the Board of Directors, for $2,500. In accordance with the agreement, these shares were earned pro rata at the completion of each six-month period. Compensation expense of $127,337 was recognized in 1995, under this agreement which was terminated effective November 30, 1995.

9.  COMMITMENTS AND CONTINGENCIES

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

On March 27, 1997, the Company and Coulter entered into a settlement agreement (the "Settlement Agreement") in which the parties agreed that the Coulter Agreement was terminated and that the Company would pay Coulter approximately $4,600,000, subject to certain offsets, in exchange for: (i) the return of twenty-six of Coulter's used MICRO21 systems and certain spare parts and equipment; (ii) the assignment to the Company of four of Coulter's customer contract receivables; and (iii) reimbursement to Coulter for certain costs in connection with the sale and marketing of the MICRO21 system. Under the terms of the Settlement Agreement, the Company granted Coulter the right to purchase MICRO21 systems for distribution worldwide on a nonexclusive basis, at prices to be set by the Company, and the Company and Coulter agreed to arrangements for the provision of service and support to end users of MICRO 21 systems. To the extent and for so long as the Company sells MICRO21 systems through other distributors, Coulter will have the right to purchase MICRO21 systems on the same terms on a country by country basis. In addition, the Company agreed to sell up to twenty-one MICRO21 systems to Coulter at a special discounted price and Coulter agreed to purchase four MICRO21 systems promptly for placement in Japan. The Settlement Agreement reinstated the following provisions from the Coulter Agreement: (i) the Company has agreed to license its proprietary software and technology to Coulter for its sale or lease of the MICRO21 system and (ii) the Company is required to indemnify Coulter for any injury to person or property resulting from the design or manufacture of the MICRO21 system and to maintain product liability insurance with a minimum coverage of $5 million with respect to any such injury. As a result of the Settlement Agreement, the Company recorded, as of December 31, 1996: (i) a sales allowance of $1,938,000 representing the portion of the settlement amount estimated to represent a credit for the return of 26 MICRO21 systems and certain spare parts and equipment that were returned by Coulter and (ii) a provision for settlement costs of $2,062,000 representing the amount to be paid to Coulter, for items other than the return of 26 MICRO21 systems and certain spare parts and equipment.

In 1997, the Company paid Coulter Corporation ("Coulter") $3,600,000 in exchange for the return of 26 of Coulter's used inventory of MICRO21 Systems and reimbursement to Coulter for certain costs incurred in connection with the sale and marketing of MICRO21 Systems in accordance with the terms of the Settlement Agreement. In the Settlement Agreement, the Company also agreed to pay Coulter approximately $1,000,000, subject to certain offsets, in exchange for: (1) the return of certain spare parts and equipment and (ii) the assignment of four of Coulter's customer contract accounts receivable. In November 1997, the Company paid Coulter $1.2 million in final settlement, in exchange for the assignment of four customer contract accounts receivable with a net present value of $900,000. The return of six additional MICRO21 units purchased by Coulter in 1997, prior to the Settlement Agreement offset by amounts due to the Company from Coulter.

On November 1, 1996, the Company entered into a Product Integration Agreement, an agreement whereby the Company committed to purchase approximately $829,000 of equipment from DiaSys (DiaSys) Corporation to be integrated into the MICRO21 system workstation. As of December 31, 1996, the Company had purchased $21,000 of product and was committed to purchase approximately $808,000 of equipment under the agreement. On June 17, 1997, the Company notified DiaSys that it was terminating the DiaSys Agreement due to DiaSys' material breaches of the DiaSys Agreement. The Company also rejected all goods delivered by DiaSys to the Company as non-conforming. DiaSys expressed its disagreement with the Company's position regarding the conformity of DiaSys' products and the Company's termination of the DiaSys Agreement.

On January 12, 1998, DiaSys filed for arbitration against the Company. In its demand, DiaSys alleges that the Company breached the DiaSys Agreement and that it defamed DiaSys. DiaSys seeks damages in excess of $1 million. As of December 31, 1997, the Company has not accrued any loss contingencies or related expenses in connection with this lawsuit. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending litigation. Although the Company believes that it has meritorious defenses which it will pursue vigorously and that the Company has valid counterclaims against DiaSys, there can be no assurance that the ultimate resolution of such dispute, which is expected to occur within one year, will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company and DiaSys are presently in the process of selecting the arbitration panel and a hearing date for the arbitration has not been scheduled.

During 1996, the Company entered into an agreement with MonoGen, Inc. (MonoGen) for the worldwide license rights for a microscope slide preparing technique. During 1997, the Company paid $150,000, upon the execution of an initial research and development contract and delivery by MonoGen of manufacturing documentation. Pending receipt of FDA 510(k) clearance for the sale of MICRO21 systems incorporating or sold in conjunction with the MonoGen monolayer preparation technique for urine cytology, the Company, at its option, could elect to terminate or proceed with the license and product development agreement. During 1997, the Company elected to terminate the agreement resulting in the forfeiture of the $150,000 nonrefundable payment.
This amount is recorded as research and development expense in the statement of operations for 1997.

On December 28, 1995, the Company entered into a factoring agreement with a commercial factoring company (the Factor) in which the Factor agreed to purchase a minimum of $3,000,000 of the Company's Coulter accounts receivable, with recourse, over the six-month term of the agreement for 80% of the net amount of the Coulter accounts receivable. The processing fee charged by the Factor was 1.15% of the face amount of each invoice for each 15-day period that the invoice remains unpaid. The factoring agreement was terminated on July 6, 1996. During 1996, the Company received advances of approximately $2,216,000 on approximately $2,775,000 of Coulter accounts receivable, all of which were paid during 1996. Total interest expense incurred under this arrangement during 1996 was $88,000.

The Company leases office equipment and office and warehouse space under renewable operating leases through May 1999. In addition to the basic rent payable under the office leases, the Company is also liable for additional rent on its proportionate share of building operating expenses. Total rent expense incurred for the years ended December 31, 1997, 1996, and 1995 was approximately $379,000, $196,000 and $118,000, respectively.

Future minimum lease payments under operating leases as of December 31, 1997, are as follows: 1998--$352,000; and 1999--$140,000.

The Company has been notified that its product may infringe on patents issued to two other parties. No infringement claim has been asserted against the Company in one of these matters and the Company was a party to legal proceedings regarding the other matter.

On March 7, 1997, the Company entered into a settlement agreement with International Remote Imaging Systems, Inc. ("IRIS") effective March 1, 1997, that grants the Company a license to use, manufacture and sell products utilizing certain patents. The Company has the right to sell its products direct to customers worldwide without payment of any royalty. As consideration, the Company has agreed to pay a royalty of 4% of the net sales price of products sold through one or more distributors to end users in the United States. The Company currently has no agreements to sell products through distributors in the United States. The royalty obligation and the related license agreement expire in September 2000.

10.  COMMON STOCK, WARRANTS AND OPTION PLAN

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

The Company has an incentive stock option plan (the Plan) which provides for the granting of incentive stock options to key employees, including officers and directors of the Company who are full-time employees, based upon the determination of the Board of Directors. In addition, the plan provides for the granting of nonqualified stock options to employees, directors or consultants. The Board of Directors has reserved 2,686,500 shares of the Company's common stock for the purpose of issuing stock options under this plan. The exercise price of each incentive stock option granted under the plan may not be less than 100% of the fair market value of the common stock at the date of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding common stock of the Company, the exercise price shall not be less than 110% of the fair market value at the date of grant. In addition, the exercise price of nonqualified stock options granted through 1995 must be at least 10% of the fair market value of the common stock on the date of grant;
upon the consumption of the Company's initial public offering the exercise price, increased to at least 50% of the fair market value of the common stock. Options granted under the Plan vest over a four-year period on a pro rata basis in arrears provided that such vesting will commence on or after an employee has been employed for six months.

During 1996, the Company granted stock options to employees for the purchase of 6,000 common shares at an exercise price of $7 per share. During 1995, the Company granted stock options to employees for the purchase of 140,250 common shares at exercise prices ranging from $2.00-$3.33 per share. Deferred compensation of $13,980 and $404,512 was recorded in connection with the issuance of these options based on a fair market value of $9 per share in 1996 and $3.33-$6.67 per share in 1995 as determined by the Board of Directors. The Company will amortize the deferred compensation over the employees' required service period of four years. Compensation expense for the years ended December 31, 1997, 1996 and 1995, totaled $93,252, $93,833 and $3,155, respectively.

In  December  of 1995,  the  Company's  Board  of  Directors  approved  the 1995
Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each nonemployee and nonconsultant director, other than the former president, is eligible to receive options to purchase 19,800 shares of common stock on the date that they are first elected to the Board of Directors and upon re-election at every third consecutive term. The options granted under the Director Plan will generally become exercisable as to one-twelfth of the optioned shares each fiscal quarter following the date of grant, provided that the optionee continues to serve on the Board of Directors. A total of 268,650 shares are reserved for issuance under the Director Plan. During 1997, options to purchase 19,800 shares of common stock were issued under the Director Plan. No options were granted under the Director Plan in 1996.

Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rates of 5.75% and 6.11%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of
 .854 and .398; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Information regarding these option plans is as follows:

                                                                                 WEIGHTED
                                            NUMBER                               AVERAGE
                                               OF             OPTION             EXERCISE
                                            SHARES            PRICE               PRICE


Options outstanding at January 1, 1995      1,142,400         $0.03--$2.00            -
Granted                                       351,000         $2.00--$3.33            -
Exercised                                    (104,190)           $0.03                -
Canceled                                      (71,175)        $1.36--$2.00            -
                                              --------                                -

Options outstanding at December 31, 1995    1,318,035         $0.04--$3.33          $2.00
Granted                                       422,938                               $7.74
Exercised                                    (117,750)                              $0.82
Canceled                                      (15,600)                             $10.58
                                              --------

Options outstanding at December 31, 1996    1,607,623                               $7.81

Granted                                       476,050                               $5.88
Canceled                                     (182,786)                              $2.73
Exercised                                    (102,811)                              $0.96
                                             --------
Options outstanding at December 31, 1997     1,798,075
                                             =========

Exercisable at December 31, 1997            1,076,642
Exercisable at December 31,1996               810,459

Reserved for future option grants at
December 31, 1997                           2,619,317
Weighted average fair value of options
granted in 1997                                                                     $3.83
                                                                                    =====
Weighted average fair value of options
granted during 1996                                                                 $3.90
                                                                                    =====

SFAS No. 123 requires disclosure of the weighted average exercise prices for the current year only in the initial year of adoption.

Exercise prices for options outstanding as of December 31, 1997, ranged from $.03 to $20.06. The weighted average remaining contractual life of those options is 7.3 years.

The following table sets forth information about stock options outstanding at December 31, 1997:

                                                 WEIGHTED
                                                  AVERAGE          WEIGHTED
                            NUMBER               REMAINING          AVERAGE              NUMBER
 RANGE OF EXERCISE      OUTSTANDING AS OF        CONTRACTUAL        EXERCISE       EXERCISABLE AS OF
     PRICES             DECEMBER 31, 1997          LIFE              PRICE         DECEMBER 31, 1997
$  0.03 - $ 5.25         1,124,040               6.2 years          $ 1.02             925,977
$  5.38 - $10.75           595,735               9.0 years          $ 6.22             125,527
$ 11.00 - $14.75            14,000               7.5 years          $14.33              4,813
$ 15.00 - $20.06            44,500               7.5 years          $17.11              15,375
                            ------                                  ------              ------
                         1,778,275                                  $ 3.27           1,071,692
                         =========                                  ======           =========

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on pro forma net loss reflects only the vesting of 1995 through 1997 awards in 1997 and the vesting of 1996 and 1995 awards in 1996, in accordance with Statement 123. Because compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying Statement 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net loss. The Company's pro forma information follows:

                                                          DECEMBER 31

                                              1997           1996             1995
                                      ------------    -----------    -------------

Pro forma net loss                    $ 12,547,611    $(7,000,652)   $  (4,017,561)
                                      ============    ===========    =============

Pro forma net loss per share          $      (1.15)   $      (.70)   $       (.70)
                                     ============    ===========    =============

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

The following table summarizes information relative to the Company's warrants:

                                            SHARES                PRICE RANGE

Outstanding at January 1, 1995              662,622               $0.35-$2.50
              Granted                       231,921                     $2.00
                                            -------
Outstanding at December 31, 1995            894,543              $0.35--$2.50
              Exercised                   (212,670)              $0.35--$2.50
              Canceled                     (12,297)                     $2.00
                                           --------
Outstanding at December 31, 1996            669,576              $0.35--$2.50
              Exercised                     (23,072)                    $2.00
                                           ---------
Outstanding at December 31, 1997            646,504              $0.35--$2.50
                                            =======              ============

Shares of common stock reserved for future issuance at December 31, 1997 are as follows:

Options                                                             2,561,507
Warrants                                                              646,504

                                                                    3,208,011

11.  INCOME TAXES

At December 31, 1997, the Company had tax net operating loss (NOL) carryforwards of approximately $22,707,000 available for income tax purposes that expires through 2012. Section 382 of the IRC, as amended, limits the amount of federal taxable income that may be offset by the pre-existing NOLs of a corporation following a change in ownership (Ownership Change) of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had net deferred tax assets totaling approximately $9,582,000 and $4,856,000 at December 31, 1997 and 1996, respectively. However, realization of these deferred assets is not reasonably assured; therefore, they were fully reserved by a valuation allowance of $9,582,000 and $4,856,000 at December 31, 1997 and 1996,
respectively.

Significant components of the Company's deferred income taxes are as follows:

                                                         DECEMBER 31
                                              1997                     1996
                                              ----                     ----

NOL carryforwards                         $8,544,000                $3,810,000
Contract settlement                              ---                   779,000
Depreciation                                 141,000                    57,000
Amortization                                     ---                   (29,000)
Accrued liability                            172,000                    66,000
Unamortized stock option cost                 71,000                    36,000
Inventory                                    543,000                   137,000
Deferred revenue                             111,000                      ----
                                             -------              ------------

                                           9,582,000                 4,856,000
Less valuation allowances for
     deferred tax assets                  (9,582,000)               (4,856,000)
                                          -----------               ----------

                                          $         -              $         -
                                          ============            ===========

The net change in the valuation allowance for the years ended December 31, 1997 and 1996, was an increase of approximately $4,726,000 and $2,694,000, respectively, resulting primarily from net operating losses generated during the respective years.

The differences between the benefit for income taxes and the amount which results from applying the federal statutory tax rate of 34% to the loss before extraordinary item is due to the increase in the valuation allowance in 1997 and 1996, resulting in no tax benefit reported in any of these years.

                                                 YEAR ENDED DECEMBER 31
                                             1997                  1996
                                      -------------------- ---------------------

Tax at U.S. statutory rate                 (34.00)%              (34.00)%
State taxes, net of federal benefit         (3.61)                (3.63)
Nondeductible items                           .19                   .25
Change in valuation allowance               40.29                 40.68
Other                                       (2.87)                (3.30)
                                      ==================== =====================
                                             --                     --
                                      ==================== =====================

12.  OTHER RELATED PARTY TRANSACTIONS

During 1996, the Company leased its manufacturing facility from a member of the Board of Directors. Rent expense incurred under this lease in 1997 and 1996 was approximately $21,000 and $50,000, respectively. In addition, the Company purchased inventory of approximately $241,000 and $250,000 in 1997 and 1996, respectively from a company owned by this individual.

13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and investments available-for-sale are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The carrying value of the Company's investment in sales-type leases is reflected in the financial statements at fair value calculated based on discounted cash flow using a discount rate of 6%.

14. MANAGEMENT'S PLANS

The Company reported a net loss of approximately $11,729,000 for the year ended December 31, 1997, incurred cumulative losses from inception to December 31, 1997, aggregating approximately $27,102,000, and reported negative cash flows from operations for the year ended December 31, 1997, of approximately
$17,127,000. At December 31, 1997, the Company had working capital of approximately $12,117,000 and shareholders' equity of approximately $15,317,000. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of the termination of the Coulter Agreement (see Note 9) adversely affected the Company's business, results of operations and financial condition in 1997. The Company's 1998 operating plan contemplates focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, during the third quarter of 1997 the Company established a division in Europe to further expand its marketing efforts and during the fourth quarter of 1997 the Company began to offer a short-term rental program. The Company's plan also contemplates implementing cost controls, seeking alternative sources of financing and exploring strategic alternatives. Although management believes that its plan will be successful, there can be no assurance that the Company will be successful in its attempt to expand revenue, secure additional financing or consummate a strategic alternative.

15. FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

Certain adjustments were recorded in the fourth quarter of 1997 which included an adjustment to provide an additional allowance for obsolete inventory of approximately $740,000.

                        INTELLIGENT MEDICAL IMAGING, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                                  CHARGED TO      BALANCE
                                                  BEGINNING OF    COSTS AND       AT END
                                                      YEAR        EXPENSES        OF YEAR


Year ended December 31, 1997:
Deducted from asset accounts:
Valuation allowance for deferred tax assets       $4,856,000      $4,726,000    $9,582,000
Allowance for uncollectible accounts                  40,000               0        40,000
Allowance for obsolete inventory                     200,000         839,000     1,039,000
                                                     -------       ---------     ---------

Total                                             $5,096,000      $5,565,000    10,661,000
                                                  ==========      ==========    ==========

Year ended December 31, 1996:
Deducted from asset accounts:
Valuation allowance for deferred tax assets       $2,162,000      $2,694,000    $4,856,000
Allowance for uncollectible accounts                   --             40,000        40,000
Allowance for obsolete inventory                   --                200,000       200,000
                                                  ----------      ----------    ----------

Total                                             $2,162,000      $2,934,000    $5,096,000
                                                  ==========      ==========    ==========

Year ended December 31, 1995:
Deducted from asset accounts:
Valuation allowance for deferred tax assets       $1,037,000      $1,125,000    $2,162,000
                                                  ----------      ----------    ----------

Total                                             $1,037,000      $1,125,000    $2,162,000
                                                  ==========      ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                    Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1998 Annual Meeting of Stockholders.

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

EXHIBITS

3.1       Certificate of Incorporation of the Company. (1)
3.2 Certificate of Merger and Agreement and Plan of Merger between Intelligent Medical Imaging, Inc., a Florida Corporation, and the Company approved by a majority of the Company's stockholders on January 10, 1996.(1)
3.3       By-Laws of the Company.(1)
4.1       Form of Stock Certificate.(1)
10.2 *Distribution Agreement dated August 28, 1995 between Coulter Corporation and the Company, as amended on January 5, 1996.(1)
10.3      Amended and Restated 1990 Stock Option Plan.(1)
10.4      1995 Non-Employee Director Stock Option Plan.(1)
10.5 Consulting Agreement dated December 1, 1993 between Fritzsche & Associates, Inc., and the Company, and an amendment thereto dated October 17, 1995.(1)
10.6 Commercial Lease dated November 1, 1995, between West 15th Street Associates, Ltd. and the Company.(1)
10.7 Lease Modification Agreement dated August 24, 1995 between Palm Beach Gardens Limited Partnership and the Company (the "Lease").(1)
10.8 Unconditional Guaranty provided by Tyce M. Fitzmorris to Palm Beach Gardens Limited Partnership in connection with the Lease.(1)
10.9 Settlement Agreement between the Company and William D. Whittaker dated October 5, 1994.(1)
10.16 Amended and Restated Registration Rights Agreement by and between R. Wayne Fritzsche and the Company dated as of December 1, 1994.(1)
10.17     Form of  Registration  Rights  Agreement by and among the Company and certain  stockholders  of the Company dated as of December 1,
          1994.(1)
10.18 Form of the Company's Employee Disclosure, Confidential Information and Non-Competition Agreement.(1)
10.19 Letter of Understanding and Agreement between Pacific Growth Equities, Inc. and the Company dated September 2, 1994, and as amended on September 7, 1994, October 21, 1994 and March 3, 1995.(1)
10.24 Proprietary Rights Agreement dated July 23, 1994 between the Company and XL Vision, Inc.(1)
10.25 *Product Integration Agreement between the Company and DiaSys Corporation dated as of November 1, 1996.
10.26 *License Agreement between the Company and MonoGen, Inc. dated as of November 17, 1996.
10.27     *Settlement Agreement with Coulter Corporation dated as of March 27,
          1997.
10.28 Assignment and Assumption of Lease Agreement dated December 30, 1996 between the Company and Lenzar Electrooptics, Inc., with respect to Lease Agreement dated March 9, 1994 between CTB Realty Ventures XVI, Inc. and Lenzar Electrooptics, Inc. (2)
23.1      Consent  of  Ernst  &  Young   LLP,   Independent   Certified   Public
          Accountants. (2)
27.1      Financial Data Schedule.(2)


* Confidential treatment was requested of and approved by the Securities and Exchange Commission with respect to portions of this exhibit
(1) Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form S-1 (File No. 33-636) as filed with Securities and Exchange Commission
(2)       Filed herewith


REPORTS ON FORM 8-K

IMI did not file any current reports on Form 8-K during the quarter ended December 31, 1997.

                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palm Beach Gardens, State of Florida, on the 31st day of March, 1998.

                                    Intelligent Medical Imaging, Inc.

                                    By: /s/ GENE COCHRAN
                                        -----------------------------
                                            Gene Cochran, Chief Financial
                                            Officer
                                            (Principal Financial and
                                            Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.

SIGNATURE                                              TITLE

/s/ TYCE M. FITZMORRIS                        Chairman of the Board, Chief
----------------------------                  Executive Officer and President
   (Tyce M. Fitzmorris)

/s/ GENE M. COCHRAN                           Chief Financial Officer,
----------------------------                  Secretary, Treasurer
   (Gene M. Cochran)

/s/ JAMES E. DAVIS                            Director
----------------------------
   (James E. Davis)

/s/ R. WAYNE FRITZCHE                         Director
----------------------------
   (R. Wayne Fritzsche)

/s/ GEORGE MASTERS                            Director
----------------------------
   (George Masters)

/s/ JAMES D. SKINNER                          Director
----------------------------
   (James D. Skinner)

/s/ WILLIAM D. WHITTAKER                      Director
----------------------------
   (William D. Whittaker)

                                  EXHIBIT 10.28

                       Assignment and Assumption of Lease

     THIS ASSIGNMENT AND ASSUMPTION OF LEASE ("Assignment:) is made and entered into this 30 day of December, 1996 by and between Lenzar Electrooptics, Inc. ("Assignor") and Intelligent Medical Imaging, Inc. ("Assignee").

                                   WITNESSETH:

     1. Pursuant to a Lease Agreement ("Lease") dated March 9, 1997, Assignor, as tenant, agreed to lease from CTB Realty Ventures XVI, Inc. as landlord, certain space, known as Suite 6001, 3960 RCA Boulevard, Palm Beach Gardens, Florida, consisting of 19,200 square feet, all as more particularly described in the Lease and Exhibit A thereto (the "Leased Premises").

     2. Assignor desires to assign and Assignee desires to assume the Lease and take possession of the Leased Premises as of January 1, 1997, upon and subject to all terms and conditions thereof for the remainder of the term of the Lease.

     3. Landlord, as evidenced by its execution of this Assignment, has consented to the terms of this Assignment and has agreed to release Assignor from all liability accruing after the effective date of this Assignment.

     NOW, THEREFORE, for an in consideration of the sum of Ten Dollars ($10,00) and other good and valuable consideration, the receipt and sufficiency of which are acknowledge by the parties hereto, the parties agree as follows:

     1. RECITALS. The recitals set forth above are incorporated herein by reference.

     2. ASSIGNMENT AND ASSUMPTION. Assignor does hereby assign, transfer, set over and deliver to Assignee all of Assignor's rights and interests in and to, and existing under and by virtue of, the Lease. Assignee does hereby assume and agree to be bound by the Lease and all the terms and provisions thereof.

     3. INDEMNIFICATION. A. It is specifically agreed that Assignor shall not be responsible for the discharge and performance of any duties or obligations to be performed and/or discharged by the tenant under the Lease from and after the effective date hereof. By acceptance of this Assignment, Assignee agrees to indemnify, save and hold harmless Assignor from and against any and all loss, liability, claims or causes of action existing in favor of or asserted by any party arising out of or relating to Assignee's failure to perform any duties or obligations required by the tenant under the Lease from and after the effective date hereof.

     B. It is further agreed that Assignee shall not be responsible for the discharge and performance of any duties or obligations required to be performed and/or discharged by the tenant under the Lease prior to the effective date hereof. By acceptance of the Assignment, Assignor agrees to indemnify, save and hold harmless Assignee from and against any and all loss, liability, claims or causes of action existing in favor of or asserted by any party arising out of or relating to Assignor's failure to perform any duties or obligation required by the tenant under the Lease prior to the effective date hereof.

     4. RELEASE OF LIABILITY. Landlord hereby consents to the terms of this Assignment and hereby releases Assignor from all duties, obligations and liabilities required to be performed and/or discharged by the tenant under the Lease from and after the effective date hereof.

     5. FURTHER ASSURANCES. Assignor and Assignee hereby agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts and assurances as may be reasonably be required to consummate the terms of this Assignment.

     6.   COUNTERPARTS.   This  Assignment  may  be  executed  in  two  or  more
counterparts, all of which taken together shall constitute one and the same instrument.

IN WITNESS THEREOF, Assignor and Assignee have caused this Assignment to be effective as of the 1st day of January, 1997.

                                              Assignor:

                                              Lenzar Electrooptics, Inc.

                                              By: /s/ James N. Cheavetta [SEAL]
                                                  -----------------------------
                                                      James N. Cheavetta
                                                      Its:  President

                                              Assignee:

                                              By: /s/ Gene Cochran [SEAL]
                                                  -----------------------------
                                                      Gene Cochran
                                                      Its:  CFO

SEEN AND AGREED TO:

CTB Realty Ventures XVI, Inc.

By:  _________________________________[SEAL]

Its:  __________________________________

IMI
Intelligent Medical Imaging, Inc.



Date:       January 7, 1997

To:         John Bills Enterprises

From:       Gene Cochran

This is a letter of understanding  between  Intelligent  Medical  Imaging,  Inc.
(IMI) and John Bills Enterprise (JBE).

JBE agrees to assignment and assumption of lease between IMI and Lenzar Electrooptics, Inc. The lease dated March 9, 1994 known as Suite 6001, 3960 RCA Boulevard, Palm Beach Gardens, Florida, consisting of 19,200 square feet.

JBE negotiation with Lenzar will not effect this assumption, merely from whom IMI leases or subleases Suite 6001.

The effective day of rent is January 1, 1997 by IMI.



/s/ John Bills      1/9/97
-------------------------------
    John Bills              Date


/s/ Gene Cochran     1/7/97
-------------------------------
    Gene Cochran            Date

                                NORTHCORP CENTER
                         STANDARD OFFICE BUILDING LEASE
                           LENZAR ELECTROOPTICS, INC.

     THIS LEASE AGREEMENT (sometimes hereinafter referred to as the "Lease") dated this 9TH day of MARCH, 1994 , by and between CTB REALTY VENTURES XVI, INC., (hereinafter called "LESSOR"), %JCB Enterprises III, Inc., whose address for purposes hereof is 3910 RCA Boulevard, Suite 1011, Palm Beach Gardens, Florida 33410 and LENZAR ELECTROOPTICS INC. (herein after called "LESSEE"), whose address for purposes hereof until commencement of the terms of this Lease is 1006 W. 15TH STREET, RIVIERA BEACH, FL 33408. WITNESSETH

     1. LEASED PREMISES: Subject to and upon the terms, provisions, covenants and conditions hereinafter set forth, and each in consideration of the duties, covenants and obligations of the other hereunder, LESSOR does hereby lease, demise and let to LESSEE and LESSEE does hereby lease, demise and let from LESSOR those certain premises (hereinafter sometimes called the "Premises" or "Leased Premises") in that certain building known as BUILDING 60 which is part of NORTHCORP CENTER, located at 3960 RCA Boulevard, Palm Beach Gardens, Florida. Leased Premises are more specifically defined as 19,200 square feet of space known as SUITE #6001 as depicted on floor plan which is attached and made a part hereto as Exhibit A.

     2. TERM: This Lease shall be for a term of FIVE (5) years, commencing on the 1ST day of MAY, 1994 and ending on the 30 day of APRIL, 1999, hereinafter referred to as the "Lease Term" or "Term".

     3. RENTAL: LESSEE agrees to pay LESSOR an Annual Rental ("Rental") of:

TERM                         ANNUAL RENTAL      MONTHLY RENTAL

Year 1    5/1/94-4/30/95     $134,400.00        $11,200.00  plus state sales tax
Year 2                96     $144,000.00        $12,000.00  plus state sales tax
Year 3                97     $144,000.00        $12,000.00  plus state sales tax
Year 4                98     $153,600.00        $12,800.00  plus state sales tax
Year 5                99     $163,200.00        $13,600.00  plus state sales tax

Said balance shall be due and payable on the first day of each and every calendar month of the term of this Lease, without any demand, notice, offset or deduction whatsoever, in lawful (legal tender for public or private debts) money of the United States of America, at the Management Office of LESSOR or elsewhere as designated from time to time by LESSOR'S written notice to LESSEE.

     4. SECURITY DEPOSIT: LESSEE, concurrently with the execution of this Lease, will deposit with LESSOR the sum of ELEVEN THOUSAND DOLLARS AND NO/100 $11.000.00), which sum shall be retained by LESSOR as security for the payment by LESSEE of the rents and all other payments herein agreed to be paid by LESSEE and for the faithful performance by LESSEE of the terms, provisions, and conditions of this Lease. It is agreed that LESSOR, at LESSOR'S option, may at the time of any default by LESSEE under any of the terms, provisions, covenants or conditions of this Lease apply said sum or any part thereof towards the payment of the rents and all other sums payable by LESSEE under this Lease shall thereby be discharged only pro tanto; that LESSEE shall remain liable for any amounts that such sum shall be insufficient to pay; that LESSOR may exhaust any or all rights and remedies against LESSEE before resorting to said sum, but nothing herein contained shall required or be deemed to require LESSOR to do so; that in the event this deposit shall not be utilized by any such purpose, then such deposit shall be returned by LESSOR to LESSEE within ten (10) days next after the expiration of the term of this Lease or the determination and payment of the amount due under Section 5 of this Lease, if any, whichever later occurs. LESSOR shall not be required to pay LESSEE any interest on said security deposit unless required to so do by law.

     5. COST OF LIVING INCREASE: n/a

     6. REPAIRS, MAINTENANCE AND OPERATING COSTS: LESSEE shall, at all times during the term, and at its own cost and expense, put, keep, replace and maintain in thorough repair and in good, safe and substantial order and condition, all nonstructural improvements of the Leased Premises at the commencement of the term and thereafter erected in the Leased Premises, forming a part thereof, and their full equipment and appurtenances, whether or not necessitated by wear, tear or defects, latent or otherwise; and shall use all reasonable precautions to prevent waste, damage or injury. LESSEE will replace at its own expense any and all broken glass caused by LESSEE in and about said Leased Premises. LESSEE shall not be responsible for any damaged caused by any negligent or intentional act or omission of LESSOR, its agents, employees or invitees.

     LESSOR shall be responsible for the maintenance and upkeep of the foundations, exterior walls, downspouts, gutters and roof, to include roof supports. LESSOR shall not be responsible for any damage caused by any negligent or intentional act or omission of Tenant, its agents, employees or invitees.

     LESSOR shall be responsible for maintenance and operation of common areas of the development, of which the Leased Premises is a part. For the purposes of this Section 6, maintenance and operating costs shall mean the costs incurred by LESSOR in maintaining and operating common areas of the development, of which the Leased Premises is a part, and shall include common area utilities, a management, common area air conditioning maintenance, parking lot maintenance, pest control, security services salaries, wages and costs of engineers, superintendents, watchmen and other employees, grounds maintenance, common area maintenance and repair expense, supplies, water/sewer service to the Leased Premises, sanitation pick-up, real estate taxes and property insurance and, in general, all common area costs and expenses.

     7. UTILITIES AND SERVICE: LESSOR shall pay all the charges and expenses for water and sewer service to the Leased Premises. LESSEE shall pay all other charges and expenses for utilities and services used upon and in connection with the Leased Premises, including but not limited to telephone service, pest control and janitorial services and shall pay same not more than ten (10) days after each bill shall become due and payable. LESSOR, at LESSOR'S cost, shall supply trash disposal bins in a location of LESSOR'S choice, which LESSEE shall utilize for the disposal of its office debris. LESSEE shall pay LESSOR a flat fee of $1.50 per square foot per annum plus state sales tax. Such fee shall be paid in monthly installments and added to rental payment for electricity.

     8. USE: The LESSEE will use and occupy the Leased Premises for the following use or purpose and for no other use or purpose: GENERAL OFFICE, LIGHT ASSEMBLY AND ENGINEERING LAB.

     9. IMPROVEMENTS: All interior improvements to the Leased Premises shall be constructed in accordance with plans and specifications to be prepared by LESSOR'S Space Planner and Architect and shall be constructed by a Contractor of LESSOR'S choice subject to LESSEE'S reasonable approval.

     All permanent tenant improvements made to the Leased Premises by LESSEE shall be the property of the LESSOR during the Term of this Lease and shall remain the property of the LESSOR Upon termination of this Lease.

     10. LEASEHOLD IMPROVEMENTS: LESSOR will through its contractor, complete the improvements contained in the schedule marked as Exhibit "B:, if no further modifications are made, prior to the commencement of the Lease, Mary 1, 1994 If the improvement schedule is not met, there will be an abatement of rent, for a reasonable portion of the unfinished area, until the work is completed. With regard to the payment of construction costs associated with the improvements listed on Exhibit "B", LESSOR is responsible for $50,000.00 and LESSEE is responsible for $11,335.00. Should LESSEE request other work to be completed or request modifications to the scheduled list of improvements, LESSOR will provide LESSEE with the cost associated with any of the changes, and LESSEE will have to authorize any changes to the schedule or list of improvements in writing. Should those changes be approved by LESSEE, then LESSEE assumes responsibility for the approved increased costs. LESSEE shall pay its share of the tenant improvement costs, $11,335.00, or more if approved in advance, on the day of occupancy.

     11. POSSESSION AND COMMENCEMENT OF RENT Anything to the contrary in this Lease notwithstanding, it is understood and agreed between the LESSOR and the LESSEE that the first year Lease Term herein granted in Section 2 shall commence on MAY 1, 1994.

     12. LESSEE'S RIGHTS AND RESTRICTIONS AS TO BUSINESS SIGNS: LESSEE may, at its own expense, erect or place, of a quality and in a manner approved in writing by LESSOR, and based on LESSOR'S building standard, signs concerning its business on the entrance door of its office suite or as designed by LESSOR, it being understood between the Parties hereto that the maintenance of such signs shall be kept in a good state of repair and LESSEE shall repair any damage that may have been done to the premises by the erection, existence or removal of such signs. At the end of the Lease term, LESSEE shall remove the signs at its expense. It is the intent of LESSOR to have uniform tenant signs.

     Except as provided above, no sign, notice or other advertisement shall be inscribed, painted, affixed or displayed on any of the windows or on the exterior of any of the doors of the subject premises, nor anywhere outside the Leased Premises without prior written consent of LESSOR or its agents. LESSOR'S consent to grant is absolute and need not be given.

     13. CONDITIONS OF PREMISES: Taking possession of the Leased Premises by LESSEE shall be conclusive evidence as against LESSEE that the Leased Premises were in good and satisfactory condition when possession was so taken.

     14. QUIET POSSESSION: Upon payment by LESSEE of the rental herein provided and upon the observance and performance of all terms, provisions, covenants and conditions on LESSEE'S part to be observed and performed, LESSEE shall, subject to all of the terms, provisions, covenants and conditions of this Lease Agreement, peaceably and quietly hold and enjoy the Leased Premises for the term hereby leased. In the event space contiguous to the Leased Premises is occupied by a user other than office, then and in that event LESSOR will be responsible for providing adequate insulation to ensure that said use does not prevent the quiet enjoyment of LESSEE'S Leased Premises. LESSOR is responsible at its sole expense to ensure that other tenants and nature of other tenants' business does not interfere with LESSEE'S conduct of business and quiet enjoyment of the Leased Premises.

     15. TENANT ELECTRICAL: LESSEE shall use only office machines and equipment that operate on the Building's standard electric circuits designated for sole use of the LESSEE, but which in no event shall overload the Building's standard electric circuits from which the LESSEE obtains electric current or which will, in the opinion of LESSOR, interfere with the reasonable use of the Building by LESSOR or other tenants or which shall create a hazard within the Leased
Premises. LESSEE shall comply with all governmental mandates regarding temperature control.

     LESSEE may add additional electrical switch gear and electric circuits as necessary to support its business. LESSEE shall install any additional equipment at its sole expense.

     16. CHARGES FOR SERVICE: It is understood and agreed upon between the Parties hereto that any charges against LESSEE by LESSOR for services or for work done on the Leased Premises by order of LESSEE, or otherwise accruing under this Lease, shall be considered as rent due and shall be included in any lien for rent.

     17. NON-PAYMENT: LESSEE agrees that LESSEE will promptly pay said rent at the times and place stated herein; that LESSEE will pay charges for work performed on order of LESSEE, and will pay any other charges that accrue under this Lease. LESSEE shall be required to pay LESSOR a late charge equal to ten percent (10%) on any rental due that remains unpaid fifteen (15) days after said rental is due.

     Faithful payment by LESSEE of the rent at the time stated shall be of essence in the performance of this Lease and should said rent herein provided at any time remain due and unpaid for a period of thirty (30) days after same shall become due, the LESSOR may consider the LESSEE a tenant at sufferance and LESSOR may immediately re-enter upon said premises.

     18. ALTERATIONS AND REPAIRS: LESSEE will, at LESSEE'S own expense, keep the Leased Premises in good repair and tenantable condition during the Lease Term and will replace at its own expense any and all broken glass caused by LESSEE in and about said Leased Premises.

     LESSEE will make no alteration, additions or improvements in or to the Leased Premises without the written consent of LESSOR, which shall not be unreasonably withheld, and all additions, fixtures, carpet or improvements, except office furniture, LESSEE'S machinery and fixtures which shall be readily removable without injury to the Leased Premises, shall be and remain a part of the Leased Premises at the expiration of this Lease.

     19. LIENS: LESSEE further agrees that LESSEE will pay all liens of LESSEE'S contractors, subcontractors, mechanics, laborers, materialmen, and other items of like character, and will indemnify LESSOR against all expenses, costs and charges, including bond premiums for release of liens and attorney's fees reasonably incurred in and about the defense of any suit in discharging the said premises or any part thereof from any liens, judgments or encumbrances caused by LESSEE. In the event any such lien shall be made or filed, LESSEE shall bond against or discharge same within ten (10) days after the same has been made or filed. It is understood and agreed between the Parties hereto that the expenses, costs and charges above referred to shall be considered as rent due and shall be included in any lien for rent.

     The LESSEE herein shall not have any authority to create any liens for labor or materials on the LESSOR'S interest in the Leased Premises and all persons contracting with the LESSEE for the destruction or removal of any facilities or other improvements or for the erection, installation, alteration or repair of any facilities or other improvements on or about the Leased Premises, and all materialmen, contractors, mechanics and laborers, are hereby charged with notice that they must look only to the LESSEE'S interest in the Leased Premises to secure the payment of any bill for work done or material furnished at the request or instruction of LESSEE.

     20. PARKING: LESSOR grants to LESSEE the right to use in common with other LESSEES entitled to similar use thereof the parking areas for parking automobiles of LESSEE's customers, clients and invitees in an area designated by LESSOR. LESSEE shall be assigned ten (10) designated parking spaces along the north side of Building 30 as shown on Exhibit "C".

     21. ESTOPPEL CERTIFICATE: LESSEE agrees that from time to time, upon not less than ten (10) days prior request by LESSOR, LESSEE will deliver to LESSOR a statement in writing certifying: (a) that this Lease is unmodified and in full force and effect (or, if there have been modifications that the Lease, as modified, is in full force and effect and stating the modifications); (b) the dates to which the rent and other charges have been paid; and (c) that LESSOR is not in default under any provisions of this Lease, or if in default, the nature thereof in detail.

     22. ASSIGNMENT BY LESSOR: If the interests of LESSOR under this Lease shall be transferred voluntarily or by reason of foreclosure or other proceedings for enforcement of any first mortgage on the Leased Premises, LESSEE shall be bound to such transferee (herein sometimes called the "Purchaser"), for the balance of the term hereof remaining and any extensions or renewals thereof which may be effected in accordance with the terms and provisions hereof, with the same force and effect as if the Purchaser were the LESSOR under this Lease, and LESSEE does hereby agree to attorn to the Purchaser, including the Mortgagee under any such mortgage if it be the Purchaser, as its LESSOR, said attornment to be effective and self-operative without the execution of any further instruments upon the Purchaser succeeding to the interest of the LESSOR under this Lease. The respective rights and obligations of LESSEE and the Purchaser upon such attornment to the extent of the then remaining balance of the term of this Lease and any such extensions and renewals, shall be and are the same as those set forth herein. In the event of such transfer of LESSOR'S interest, LESSOR shall be released and relieved from all liability and responsibility thereafter accruing to LESSEE under this Lease or otherwise and LESSOR'S successor by acceptance of rent from LESSEE hereunder shall become liable and responsible to LESSEE in respect to all obligations of the LESSOR under this Lease.

     23. ASSIGNMENT BY LESSEE: Without the written consent of LESSOR first obtained in each case, which cannot be unreasonably withheld, LESSEE shall not assign, transfer, mortgage, pledge, or otherwise encumber or dispose of this Lease for the Term hereof, or underlet the Leased Premises or any part thereof or permit the Leased Premises to be occupied by other persons. If this Lease is assigned, or if the Leased Premises or any part thereof are underlet or occupied by anybody other than the LESSEE, the LESSOR may after default by the LESSEE collect or accept rent and pro rata expense payments from the assignee, undertenant, or occupant and apply the net amount collected or accepted to the rent herein reserved, but no such collection or acceptance shall be deemed a waiver of this covenant or the acceptance of the assignee, undertenant or occupant as LESSEE, nor shall it be construed as, or implied to be, a release of the LESSEE from the further observance and performance by the LESSEE of the term, provisions, covenants and conditions herein contained.

     Notwithstanding the foregoing, LESSEE shall have the right to sublet, and or assign Leased Premises to any parent, subsidiary or other affiliated company in which it has ownership.

     24. SUCCESSORS AND ASSIGNS: All terms, provisions, covenants and conditions to be observed and performed by LESSEE shall be applicable to and binding upon LESSEE'S respective heirs, administrators, executors, successors and assigns, subject, however, to the restrictions as to assignment or subletting by LESSEE as provided herein. All expressed covenants of this Lease shall be deemed to be covenants running with the land.

     25. INSURANCE: A. LESSEE shall, during the entire term hereof, at its sole cost and expense, provide and keep in full force and effect a policy of Commercial General Liability insurance covering the Leased Premises, and the business operation by LESSEE in an amount of not less than $1,000,000.00 combined single limit liability for bodily injury and property damage. The policy shall name LESSOR, any person, firms or corporations designated by LESSOR with respect to LESSEE'S negligence, as an additional insured, and LESSEE as insured, and shall contain a clause that the insurance will not be cancelled or reduced below the limits stated herein without first giving the LESSOR ten (10) days prior written notice. The insurance shall be in an insurance company approved by LESSOR and provide LESSOR a true and certified copy of said policy or certificate of insurance.

     B. LESSEE agrees to pay any increase in premiums for fire and extended coverage insurance that may be charged during the term of this Lease resulting from the type of activity or merchandise stored, distributed or sold by LESSEE in the Leased Premises, whether or not LESSOR has consented to the same. The LESSEE also shall pay any additional premium on the rent insurance policy that may be carried by the LESSOR for its protection against rent loss assuming such premium increase is due to no fault or action of LESSOR. Bills for such additional premiums shall be rendered by LESSOR to LESSEE at such times as LESSOR may elect, and shall be due from, and payable by, LESSEE when rendered, and the amount thereof shall be deemed to be, and be paid, as additional rent.

     C. Except as provided in Paragraph D of this Section 25, LESSEE will indemnify the LESSOR and save it harmless from and against any and all claims, actions, damages, liability and expense in connection with loss from fire, personal injury and/or damage to property arising from or out of any occurrence in the Leased Premises or any part thereof, occasioned wholly or in part by any negligent act or omission of Tenant, its agents, contractors, employees, servants, LESSEES or concessionaires. In case LESSOR shall, without fault on its part, be made a party to any litigation commenced by or against LESSEE, then LESSEE shall protect and hold LESSOR harmless and shall pay all costs, expenses and reasonable attorneys' fees incurred or paid by LESSOR in connection with such litigation. LESSEE shall also pay all costs, expenses and reasonable attorneys' fees (including appeals) that may be incurred or paid by LESSOR in enforcing the covenants and agreements in this Lease.

     D. It is understood that the LESSOR hereby waives any and all rights of recovery against the LESSEE, its officers, employees and agents, for loss occurring to the described premises, and that it will cause to be inserted in all fire and extended coverage insurance policies which are carried on the described premises, a provision substantially as follows: "it is hereby stipulated that this insurance shall not be invalidated should the insured waive in writing prior to loss, any and all rights of recovery against any party for loss occurring to the property covered by this policy." It is also understood that the LESSEE hereby waives any and all rights of recovery against the LESSOR, its officers, employees and agents, for loss occurring to the described premises, and that it will cause to be inserted in all fire and extended coverage insurance policies which are carried on its property at the described premises, a provision substantially as follows: "It is hereby stipulated that this insurance shall not be invalidated should the insured waive in writing prior to loss, any and all rights of recovery against any party for loss occurring to the property covered by this policy."

     26. INDEMNIFY LESSOR: Except as provided in Paragraph D of Section 25, in consideration of said Premises being leased to LESSEE for the above rental, LESSEE agrees: that LESSEE, at all times, will indemnify and keep harmless LESSOR from all losses, damages, liabilities and expenses, which may arise or be claimed against LESSOR and be in favor of any persons, firms or corporations, for any injuries or damages to the person or property of any persons, firms or corporations, consequent upon or arising from the negligent use or occupancy of said Premises by LESSEE, or consequent upon or arising from any negligent acts, omissions, neglect or fault of LESSEE, his agents, servants, employees, licensees, visitors, customers, patrons or invitees, or consequent upon or arising from LESSEE'S failure to comply with any laws, statutes, ordinances, codes or regulations as herein provided; that LESSOR shall not be liable to LESSEE for any damages, losses or injuries to the persons or property of LESSEE which may be caused by the acts, neglect, omissions or faults of any persons, forms or corporations, except when such injury, loss or damage results from negligence of LESSOR, his agents or employees or contractors and the LESSEE will indemnify and keep harmless LESSOR from all damages, liabilities, losses, injuries or damages to the person or property of any persons, firms or corporations, where said injuries or damages arose about or upon said Premises, as a result of the negligence of LESSEE, his agents, employees, servants, licensees, visitors, customers, patrons and invitees. The LESSOR shall also indemnify and hold harmless the LESSEE if any of the losses, damages, liabilities and expenses are due to the acts, omissions, neglect or fault of the LESSOR, et. al.

     In case LESSOR shall be made a part to any litigation commenced by or against LESSEE, then LESSEE shall protect and hold LESSOR harmless and shall pay all costs, expenses and reasonable attorney's fees incurred or paid by LESSOR in connection with such litigation unless litigation is caused by the negligence of the LESSOR.

     27. GOVERNMENTAL REGULATIONS: LESSEE shall faithfully observe in the use of the Leased Premises all municipal and county ordinances and codes and state, local and federal statutes or laws, rules, regulations or other governmental requirements now in force or which may hereafter be in force.

     28. FIRE OR CASUALTY: In the event the Building shall be destroyed, or so damaged, or injured by fire or other casualty during the term of this Lease whereby the same shall be rendered untenantable, the LESSOR shall have the right to render such Building tenantable by repairs within one hundred eighty (180) days therefrom. The LESSEE shall be notified in thirty (30) days if the Leased Premises cannot be made tenantable within this time frame. If said Premises are not rendered tenantable within same time, it shall be optional with either party hereto to cancel this Lease, and in the event of such cancellation, the rent and pro rata expenses shall be paid only to the date of such fire or casualty. The cancellation herein mentioned shall be evidenced in writing. During any time that the Leased Premises are untenantable due to causes set forth in this Section, the rent and pro rata expenses or a just and fair proportion thereof shall be abated.

     29. EMINENT DOMAIN: If any part of the Leased Premises is taken by condemnation or Eminent Domain, the LESSEE may elect to terminate this Lease or continue same in effect and if the LESSEE elects to continue this Lease, the rental and pro rata assessment shall be reduced in proportion to the area of the Leased Premises so taken and LESSOR shall repair any damage to the Leased Premises resulting from such taking. All sums awarded or agreed upon between LESSOR and the condemning authority for the taking of the interest of LESSOR and/or LESSEE, whether as damages or as compensation, and whether for partial or total condemnation, will be the property of LESSOR. If this Lease should be terminated under any provision of this Section, rental shall be payable up to the date that possession is taken by the taking authority, and LESSOR will refund to LESSEE any prepaid unaccrued rent and prepaid pro rata expenses less any sum or amount then owing by LESSEE to LESSOR.

     30. ABANDONMENT: If, during the term of this Lease, LESSEE shall abandon, vacate or remove from the Leased Premises the major portion of the goods, wares, equipment or furnishings usually kept on said Leased Premises, or shall cease doing business in said Leased Premises, or shall suffer the rent to be in arrears, LESSOR may, at its option, cancel this Lease by written notice to LESSEE at LESSEE'S address as provided in Section 34, or LESSOR may enter said Leased Premises as the agent of LESSEE by force or otherwise, without being liable in any way therefore, and relet the Leased Premises with or without any furniture that may be therein as the agent of LESSEE, at such price and upon such terms and for such duration of time as LESSOR may determine and receive the rent and pro rata expenses therefore, applying the same to the payment of the sums due by LESSEE, and if the full rental and pro rata expenses herein provided shall not be realized by LESSOR over and above the expense to LESSOR of such reletting, LESSEE shall pay any deficiency.

     31. BANKRUPTCY: It is agreed between the Parties hereto that: if LESSEE shall be adjudicated bankrupt or insolvent or take the benefit of any federal reorganization or composition proceeding or make a general assignment or take the benefit of any insolvency law; or, if LESSEE'S leasehold interest under this Lease shall be sold under any execution or process of law; or if a trustee in bankruptcy or a receiver be appointed or elected or had for LESSEE (whether under Federal or State Laws); or if said Premises shall be abandoned or deserted; or if LESSEE shall fail to perform any of the terms, provisions, covenants or conditions of this Lease on LESSEE'S part to be performed; or if this Lease or the term thereof be transferred or pass to or devolve upon any persons, firms, officers or corporations other than LESSEE by death of the LESSEE, operation of law or otherwise, then and in any such event this Lease and the Term of this Lease, at LESSOR'S option, shall expire and end five (5) days after LESSOR has given LESSEE written notice of such act, condition or default and LESSEE hereby agrees immediately then to quit and surrender said Leased Premises to LESSOR; but this shall not impair or affect LESSOR'S right to maintain summary proceeding for the recovery of the possession of the Leased Premises in all cases as provided for by law. If the Term of this Lease shall be so terminated, LESSOR may immediately, or at any time thereafter, re-enter or repossess the Leased Premises and remove all persons and property therefrom without being liable for trespass or damages.

     32. ASSIGNMENT OF CHATTELS: N/A

     33. RIGHT OF ENTRY: LESSOR, or any of his agents, shall have the right to enter the Leased Premises during all reasonable hours, to examine the same or to make such repairs, additions or alterations as may be deemed necessary for the safety, comfort or preservation thereof, or of said building, or to exhibit said Leased Premises at any time within one hundred eighty (180) days before the expiration of this Lease. Said tight of entry shall likewise exist for the purpose of removing placards, signs, fixtures, alterations or additions which do not conform to this Lease.

     34. NOTICES: Any notice given LESSOR as provided for in this Lease shall be sent to LESSOR by certified mail addressed to LESSOR at LESSOR'S Management Office. Any notice to be given LESSEE under the terms of this Lease shall be in writing and shall be sent by certified mail to the office of LESSEE in the Leased Premises and to the General Council; Ogden Corporation, 2 Pennsylvania Plaza, New York, NY 10121. Either party, from time to time, by such notice, may specify another address to which subsequent notice shall be sent.

     35. RULES AND REGULATIONS: LESSEE agrees to comply with all reasonable rules and regulations LESSOR may adopt from time to time for operation of the Building and parking facilities and protection and welfare of the Building and parking facilities, its tenants, visitors and occupants. The present rules and regulations, with which LESSEE hereby agrees to comply, entitled, "Rules and Regulations" are attached hereto and are by this reference incorporated herein. Any future rules and regulations shall become a part of this Lease and LESSEE hereby agrees to comply with the same upon delivery of a copy thereof to LESSEE, providing the same are reasonable and do not deprive LESSEE of its rights established under this Lease.

     36. HAZARDOUS AND/OR INDUSTRIAL MATERIALS: LESSEE agrees that it will not discharge any hazardous material, hazardous waste or any other material regulated by local, state or federal authorities, into or upon the land, water or air of the property of which the Leased Premises is a part. Any and all such hazardous materials, hazardous waste or any other such regulated materials shall be stored and managed in a manner that will prevent their release to the environment during use, fire spillage or other accidental occurrence. Hazardous materials and hazardous waste shall be transported to and from the site in a manner consistent with the directives of local, state and federal regulatory authorities. LESSEE further agrees that it will not discharge any industrial waste water, hazardous material, hazardous waste or any other material regulated by local, state or federal authorities into any sewer system serving the Leased Premises (or the property of which the Leased Premises is a part), that are in excess of the published pretreatment standards of Seacoast Utilities, Inc. or any other utility serving the Leased Premises without first obtaining written authorization from the responsible utility and any regulatory authorities having jurisdiction.

     37. RADON GAS: Radon is a naturally occurring gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of Radon that exceed Federal and State guidelines have been found in buildings in Florida. Additional information regarding Radon and Radon testing may be obtained from your County Public Health Unit. LESSOR warrants that Radon Gas levels, if any, in the Leased Premises are maintained within Federal and State guidelines.

     38. SURRENDER OF PREMISES: LESSEE agrees to surrender to LESSOR, at the end of the term of this Lease and/or upon any cancellation of this Lease, said
Leased Premises in as good condition as said Leased Premises were at the beginning of the Term of this Lease, ordinary wear and tear and damage by fire or other casualty not caused by LESSEE'S negligence, excepted. LESSEE agrees that if LESSEE does not surrender said Leased Premises to LESSOR at the end of the term of this Lease, then LESSEE will pay to LESSOR two (2) times the monthly rent paid in the final month of LESSEE'S term hereunder for each month that LESSEE holds over; in addition, LESSEE shall pay all damages that LESSOR may suffer on account of LESSEE'S failure to so surrender to LESSOR possession of said Leased Premises, and will indemnify and save LESSOR harmless from and against all claims made by any succeeding tenant of said Leased Premises against LESSOR on account of delay of LESSOR in delivering possession of said Leased Premises to said succeeding tenants so far as such delay is occasioned by failure of LESSEE to so surrender said Leased Premises in accordance herewith or otherwise.

     39. PRIOR OCCUPANCY: If LESSEE, with LESSOR'S consent, shall occupy the Leased Premises prior to the beginning of the Lease Term specified in Section 2 hereof, all provisions of this Lease shall be in full force and effect commencing upon such occupancy, and rent for such period shall be paid by LESSEE at the same rate herein specified.

     40. WAIVER OF TRIAL BY JURY: It is mutually agreed by and between LESSOR and LESSEE that the respective Parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the Parties hereto against the other on any matter arising about, of or in any way connected with this Lease, the relationship of LESSOR and LESSEE and LESSEE'S use of or occupancy of the Premises.

     41. ATTORNEY'S FEE: In the event it should become necessary for either party hereto to enforce any of its rights hereunder, the prevailing party shall be entitled to recover reasonable attorney's fee together with all costs incurred, including through Appellate Court.

     42. PRO RATA SHARE OF INCREASES IN MAINTENANCE AND OPERATING COSTS, REAL ESTATE TAXES AND INSURANCE: N/A

     43. TAXES AND INSURANCE: For the purposes of this Lease only, the following words and terms shall have the following meaning:

     (A) "Real Estate Taxes" shall mean all the real estate taxes and assessments, special or otherwise, levied, assessed or imposed by federal, state or local governments against or upon the building of which the Leased Premises form a part and the land upon which it is erected. If due to a future change in the method of taxation, any franchise, income, profit or other tax shall be levied against LESSOR in substitution for or in lieu of any tax which would otherwise constitute a real estate tax, such franchise, income, profit or other tax shall be deemed to be a real estate tax for the purposes hereof.

     (B)  "Insurance"  shall  mean  all  insurance   policies  of  every  nature
maintained by LESSOR on the building and land of which the Leased Premises is a part.

     44. BROKERS: It is mutually agreed that neither party has dealt with any real estate agent or broker other than JCB Enterprises III, Inc. LESSOR and LESSEE agree and shall hold harmless that all expenses, judgments and attorneys fees incurred in defending the claim of any other broker who alleges that LESSOR or LESSEE dealt with him in connection with this Lease. Further, LESSOR shall be responsible for any real estate commissions due JCB Enterprises III, Inc. in connection with this Lease.

     45. TIME: It is understood and agreed between the Parties hereto that time is of the essence of all the terms, provisions, covenants and conditions of this Lease.

     46. CONSTRUCTION: This Lease shall be construed in accordance with the laws of the State of Florida, with venue laid in Palm Beach County, Florida.

     47. DRUG FREE ENVIRONMENT: LESSEE acknowledges that it understands that LESSOR wishes to promote a Drug Free working environment and LESSEE will do all that it can to keep illegal drugs, chemical substances and paraphernalia from NorthCorp property. LESSEE will not knowingly allow any person to use or possess any illegal substance on the NorthCorp property. Knowledgeable violation of this policy may, at the discretion of the LESSOR, be considered grounds for the termination of this Lease.

     48. LEASE VALIDITY: The submission of this Lease for examination and/or execution by LESSEE does not constitute a reservation of or option for the Leased Premises for the benefit of LESSEE and this Lease shall have no force or validity unless and until duly executed by LESSOR and delivered by LESSOR to LESSEE.

     49.PARTIAL INVALIDITY: If any provision of this Lease is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remainder of the provisions hereof shall nonetheless continue in full force and effect and shall in no way be affected, impaired or invalidated thereby.

     50. EQUIPMENT 6i UTILITY INTERRUPTIONS: Upon reasonable notification, LESSOR may turn off equipment and interrupt utilities as reasonably needed to avoid property damage or to perform work requiring such interruptions. LESSOR shall act with customary diligence in making repairs and reconnections, and rent shall not abate.

     51. ASBESTOS AND HAZARDOUS MATERIAL DISCLAIMER: LESSOR warrants that the Leased Premises contains no asbestos and or hazardous material either in present or latent form.

     52. CANCELLATION: LESSEE shall have the right to cancel the term of this Lease beyond the eighteenth (18th) month by giving written notice of its' intention to do so no later then the end of the twelfth (12) month at no penalty or additional costs.

     IN WITNESS WHEREOF, the Parties hereto have signed, and delivered this Lease in duplicate at Palm Beach County, Florida on the day and year first above written.

WITNESSES:                                    FOR: LENZAR ELECTROOPTICS, INC.
                                              A  Corporation


HARVEY J. FORD            4/5/94              By: /s/ JAMES N. CHEAVETTA  4/5/94
---------------------------------                 ------------------------------
                          Date                        James N. Cheavetta
                                                      President
/s/Jane M. McBride        4/5/94
---------------------------------
   Jane M. McBride


/s/ Harvey J. Ford
---------------------------------
    Harvey J. Ford                            FOR CTB REALTY VENTURE XVI, INC.
                                              A Connecticut Corporation

/s/ Allyson Almeida       4/6/94                BY: /s/ James R. Griffin
---------------------------------                 ------------------------------
    Allyson Almeida         Date                        James E. Griffin,
                                                        Vice President

/s/ Daniel Soars         4/6/94
---------------------------------
    Daniel Soars

                                NORTHCORP CENTER
                              RULES AND REGULATIONS

The following Rules and Regulations are considered to be a material portion of the Lease and should be attached:

1) No sign, fixtures, advertisements or notice shall be displayed, inscribed, painted or affixed by any Lessee on any part of the outside or inside of the Building or on or about the Premises of any Lessee without written consent of the Lessor, and then only of such color, size, style, and material as shall be first specified by Lessor. No showcase shall be placed in front or in the lobbies or corridors of said Building, and Lessor reserves the right to remove all showcases so placed and all signs other than those above provided for, without notice, and at the expense of the Lessee responsible for the same.

2) The sidewalks, entrance, passages, elevators and staircases shall not be obstructed or used for any other purpose than ingress and egress.

3) Lessee identification on entrance doors will be by a standard signage specified by Lessor and paid for by Lessee. No Lessee shall install or cause to be installed without Lessor's consent any shades or blinds or drapes and their color, materials, shape, style and size shall be designated by Lessor. No awning or screen shall be installed by Lessee. All draperies hung or installed by Lessee shall be installed with a back lining, the windowside face of which shall be a color approved by Lessor in order to provide a uniform window exposure from the street side of the Building.

4) No additions to nor alterations of any part of the Building shall be made by any Lessee, without the written approval of the Lessor, and any such additions or alterations shall be performed by the Lessor at the cost of the Lessee, if so approved. Lessee shall not permit nor cause to be permitted any defacing of any walls or other surfaces by nails, screws, hangers, drilled holes or otherwise.

5) Lessee shall keep all glass, locks, trim and other property of the Lessor in good working order and in good repair and if any of same are broken by the Lessee, such breaks shall be repaired at the Lessee's expense.

6) No additional locks shall be placed on any door of the leased premises and Lessee will not permit any duplicate keys to be made, but if more than two (2) keys for any door are desired, the additional number must be procured from the Lessor and paid for by the Lessee. Upon the termination of the tenancy herein provided, Lessee shall surrender all keys received by the Lessee to the Lessor. No electric lamps of a higher wattage than 200 shall be placed in any electric fixture in the Leased Premises without the consent of the Lessor.

7) If a Lessee desires telegraphic or telephonic connections, the Lessor will direct the electricians as to where the wires are to be introduced, and without such direction, no wiring or cutting for wires will be permitted.

8) The Lessor retains the power to prescribe the weight and proper position of safes or any heavy equipment to be brought into the Lease Premises. Lessee shall be responsible for any and all damage to the walls, floors or other parts of the Building or common areas caused by or connected with any moving or caused by any safe, furniture, boxes or bulky/heavy articles of Lessee in the Building.

9) Lessee shall instruct its agents, employees or co-Lessees not to use the hallways, corridors or stairwells for loitering, lounging or public gathering. Common area restrooms are for the convenience and use of the Lessees of the building and for no other use.

10) The doors, windows and transoms that reflect or admit light into passageways or into any place in said building shall not be covered or obstructed by Lessee. The water-closets and other apparatus shall not be used for any purpose other than for which they are constructed, and no sweeping, rubbish, rages or other substances shall be thrown therein. Any damage resulting to them from such use shall be borne by the Lessee who shall cause it.

11) Nothing shall be thrown by the Lessee its employees or guests out of the windows or doors or down passages of the Building.

12) Lessee and its employees and guests are not to injure or deface the Building nor the woodwork, nor the walls of the premises or common areas, nor to carry upon the premises obnoxious, noisy or offensive business or a nuisance, nor conduct any auction therein.

13) No room or rooms shall be occupied or used as sleeping or lodging apartments upon the Leased Premises.

14) Water shall not be wasted by tying or wedging back faucets or otherwise.

15) Lessees must not leave their windows and doors open when leaving premises at close of business or unoccupied at any time, and shall close windows and lock doors and for any default or carelessness in these respects, or any of them, shall make good all injury sustained by other Lessees and by the Lessor, or by either of them, for damages resulting from such default or carelessness.

16) No bicycles or other vehicle and no animal shall be allowed in any part of the Building without the consent of the Lessor.

17) No Lessee shall accumulate or store in the premises covered by this Lease any waste paper, discarded records, books, paper files, sweepings, rags, rubbish or other combustible material, protected from any external combustion.

18) Lessor retains the right to modify these Rules and Regulations upon mutual agreement with LESSEE.

                                   LEASE BRIEF

Source of Information:             JCB Enterprises III, Inc.

Lessor:                            CTB Realty Ventures XVI, Inc.

Lessee:                            Lenzar ElectroOptics, Inc.

Contact Name and Phone Number:

Legal Description:                 Building:  60 Suite:  6001
Date of Lease:                     March 9, 1994
  Signed
  Commenced                        May 1, 1994

Term of Lease:                     Five Years

Option Periods:                    None

TERM        ANNUAL RENTAL    MONTHLY RENTAL

Year 1      $134,400.00      $11,200.00 plus state sales tax   7.00 psf
Year 2      $144,000.00      $12,000.00 plus state sales tax   7.50
Year 3      $144,000.00      $12,000.00 plus state sales tax   7.50
Year 4      $153,600.00      $12,800.00 plus state sales tax   8.00
Year 5      $163,200.00      $13,600.00 plus state sales tax   8.50    7.70 avg.

Security Payment:                  $11,000.00

Free Rent:                         None

Size:  19,200                      Use:

Parking Requirements:              10 north side of Building 30

Utilities Paid By:                 Landlord - water and sewer
                                   Tenant -electric and janitorial

Maintenance Paid By:               Exterior - Landlord
                                   Interior-Tenant

Copy of Lessee's Insurance Policy: YES           NO

Insurance Paid By:                 Real Property - Landlord
                                   Personal Property- Tenant

Taxes Paid By:                     Real Property - Landlord
                                   Personal Property- Tenant

Right of Assignment                Yes with consent

Other Terms:                       Escalations: CPI 5% - 10% annual
Grosso  1st yr.                    7.00
Landlord Expenses:                 $3.00 per square foot

Net Rent:                          $ 4.00 per square foot
Landlord Tenant Improvements:      $2.60  per square foot

Cancellation:                      Yes - See P 52

Signage:

Mailbox Key:                       #:_______ Ordered:_____ Given to Lessee:_____


                                                                         ------
                                                                       Initials

                                NORTHCORP CENTER
                                 ADDENDUM NO. 1


     to a Lease dated 9TH day of MARCH, 1994, by and between CTB REALTY VENTURES XVI, INC., (hereinafter called "LESSOR"), %JCB Enterprises III, Inc., whose address for purposes hereof is 3910 RCA Boulevard, Suite 1011, Palm Beach Gardens, Florida 33410 and INTELLIGENT MEDICAL IMAGING, INC. (hereinafter called "LESSEE").

     It is agreed between the Parties hereto that the Lease shall be amended as follows:

     1. LEASED PREMISES: Leased Premises are hereby expanded to include an additional area of approximately 1,579 SQUARE FEET immediately contiguous to Leased Premises and within Building 60 for a total of 20,779 SQUARE FEET.

     2. RENTAL: Monthly Rental Rate is hereby increased by $500.00 ($6,000 per annum), as follows:

Balance of  Year 3 (Jan. - April)    $12,500.00 per month plus state sales tax
            Year 4 (5/97 - 4/98 )    $13,300.00 per month plus state sales tax
            Year 5 (5/98 - 4/99 )    $14,100.00 per month plus state sales tax

     All other terms and conditions of the Lease shall remain in full force and effect.

     IN WITNESS WHEREOF, the Parties hereto have signed, and delivered this Lease in duplicate at Palm Beach County, Florida on the day and year first written below.


WITNESSES:                               FOR: INTELLIGENT MEDICAL IMAGING, INC.
                                         a Florida Corporation


                                        By:  /s/ Gene Cochran
-----------------------------------          -----------------------------------
                             Date                Gene Cochran


                                         FOR: CTB REALTY VENTURES XVI, INC.
                                         a Connecticut corporation


/s/                         1/27/97      By:  /s/ John C. Bills
----------------------------------            ----------------------------------
                             Date                 John C. Bills

/s/
----------------------------------

[MAP OF PREMISES DELETED]

Exhibit 23.1

               Consent of Independent Certified Public Accountants

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-29509) pertaining to the Amended and Restated 1990 Stock Option Plan of Intelligent Medical Imaging, Inc. of our report dated February 9, 1998, with respect to the financial statements and schedule of Intelligent Medical Imaging, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1997.


                                         ERNST & YOUNG LLP
West Palm Beach, Florida
March 25, 1998