Form 10-Q
period 1998-03-31
INTELLIGENT MEDICAL IMAGING INC
filed 1998-05-15
CIK 930090

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

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

AS OF MAY 11, 1998, THERE WERE OUTSTANDING 11,384,019 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                        INTELLIGENT MEDICAL IMAGING, INC.

                          QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                        3

                  CONDENSED BALANCE SHEETS AS OF
                  MARCH 31, 1998 AND DECEMBER 31, 1997                        3

                  CONDENSED STATEMENTS OF OPERATIONS FOR
                  THE THREE  MONTHS ENDED MARCH 31, 1998 AND 1997             4

                  CONDENSED STATEMENTS OF CASH FLOWS FOR
                  THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997              5

                  NOTES TO CONDENSED FINANCIAL STATEMENTS                     6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           7
                  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                  11

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURES                                                                   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                            CONDENSED BALANCE SHEETS



                                                                        MARCH 31,          DECEMBER 31,
                                                                          1998                 1997
                                                                   --------------        --------------
                                                                       (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents                                          $482,604              $853,164
     Investments available for sale                                    2,549,413             6,230,009
     Accounts receivable, net                                            776,431               671,905
     Notes receivable related parties                                    622,267                    --
     Inventory                                                         5,295,831             5,933,815
     Prepaid expenses and other current assets                            37,126                74,950
     Current portion of investment in sales-type leases                   63,027               222,213
                                                                   --------------        --------------
Total current assets                                                   9,826,699            13,986,056

Revenue equipment, net                                                   375,551               263,632
Property and equipment, net                                            3,099,156             2,789,693

Investment in sales-type leases, net                                     310,537               240,145
Other assets                                                             186,413               126,884
                                                                   --------------        --------------
                                                                   ==============        ==============
                                                                     $13,798,356           $17,406,410
                                                                   ==============        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $994,474            $1,298,811
     Accrued salaries and benefits                                       443,575               394,190
     Other accrued liabilities                                            78,317               101,816
     Current portion of deferred revenue                                 106,543                74,673
                                                                   --------------        --------------
Total current liabilities                                              1,622,909             1,869,491

Deferred revenue                                                         257,047               219,574

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-authorized 2,000,000 shares;
     no shares issued or outstanding                                          --                    --
Common stock, $.01 par value-authorized 30,000,000 shares;
     issued and outstanding, shares at 11,031,562 March 31, 1998
     and 11,023,938 at December 31, 1997                                 110,316               110,239
Additional paid-in capital                                            42,553,647            42,537,633
Deferred compensation                                                  (204,939)             (228,252)
Accumulated deficit                                                 (30,540,624)          (27,102,275)
                                                                   --------------        --------------
Total stockholders' equity                                            11,918,400            15,317,345
                                                                   ==============        ==============
                                                                     $13,798,356           $17,406,410
                                                                   ==============        ==============

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     THREE MONTHS             THREE MONTHS
                                                       ENDED                     ENDED
                                                      MARCH 31,                 MARCH 31,
                                                       1998                      1997
                                                   -------------            -------------

Sales                                                $1,042,298                 $841,705

Cost of sales                                           761,292                  406,243
                                                   -------------            -------------
                                                        281,006                  435,462

Operating expenses:
     Selling, general and administrative              2,349,725                1,494,638
     Research and development                         1,417,025                  716,184
                                                   -------------            -------------
Total operating expenses                              3,766,750                2,210,822
                                                   -------------            -------------
Loss from operations                                 (3,485,744)              (1,775,360)
Other income:
     Investment and interest income                      68,158                  306,857
                                                   ------------             -------------

Net loss                                            ($3,417,586)             ($1,468,503)
                                                   =============            =============


Loss per common share-basic and diluted                  ($0.31)                  ($0.13)
                                                   =============            =============
Weighted average common
     shares outstanding                              11,025,640               10,902,766
                                                   =============            =============

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS           THREE MONTHS
                                                                              ENDED                  ENDED
                                                                            MARCH 31,              MARCH 31,
                                                                              1998                   1997

OPERATING ACTIVITIES
Net loss                                                                  ($3,417,586)             ($1,468,503)
Adjustments to reconcile net loss
     to net cash used in operating activities:
          Depreciation                                                        292,702                  124,266
          Amortization of deferred revenue                                    (22,486)                      --
          Services exchanged for common stock                                  23,313                   23,313
          Changes in operating assets and liabilities
               Accounts receivable                                           (104,526)                (835,790)
               Inventory                                                      223,507                 (377,204)
               Prepaid expenses and other current assets                       37,824                  (85,686)
               Investment in sales-type leases                                 88,794                       --
               Other assets                                                   (59,529)                (144,135)
               Revenue equipment                                             (111,919)                      --
               Accounts payable                                              (304,337)                (364,037)
               Accrued salaries and benefits                                   49,385                  (16,897)
               Other accrued liabilities                                      (23,500)                (363,430)
               Deferred revenue                                                91,829                       --
                                                                      ----------------         ----------------
Net cash used in operating activities                                      (3,236,529)              (3,508,103)

INVESTING ACTIVITIES
Purchases of property and equipment                                         (187,688)                (251,727)
Sales of investments available for sale                                     3,659,833                4,988,771
Advances to related parties                                                 (622,267)                       --
                                                                      ----------------         ----------------
Net cash provided by investing activities                                   2,849,878                4,737,044

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                         16,091                   16,100
                                                                      ----------------         ----------------
Net cash provided by financing activities                                      16,091                   16,100


Net (decrease) increase in cash and cash equivalents                         (370,560)               1,245,041
Cash and cash equivalents at beginning of period                              853,164                  288,001
                                                                      ----------------         ----------------

Cash and cash equivalents at end of period                                   $482,604               $1,533,042
                                                                      ================         ================

SUPPLEMENTAL INFORMATION

Inventory transferred to property and equipment                              $414,477                 $292,391
                                                                      ================         ================

See accompanying notes


                        INTELLIGENT MEDICAL IMAGING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes included in Intelligent Medical Imaging, Inc.'s ("IMI" or "the Company") annual report on Form 10-K for the year ended December 31, 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which the Company has adopted for transactions entered into during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on the current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first quarter of 1998.

3.   INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At March 31, 1998 and December 31, 1997, all securities were designated as available-for-sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the statements of operations.

Investment securities available for sale at March 31, 1998 and December 31, 1997, are summarized as follows:

                                                 March 31, 1998                                   December 31, 1997
                                                  Unrealized          Market                          Unrealized       Market
                                    Cost         Gains (Losses)        Value          Cost          Gains (Losses)      Value
                                  ----------------------------------------------------------------------------------------------

Cash and cash equivalents         $1,404,475           $0            $1,404,475       $164,708        $0                $164,708

U.S. Government agency bonds
 and mortgages                      $775,170          ($0)             $775,170     $3,677,946      $5,466            $3,683,412

U.S. Corporate bonds and
 asset backed securities            $380,010     ($10,242)             $369,768     $2,356,350      $25,539           $2,381,889
                                  =============================================================================================
Total investments
  available-for-sale              $2,559,655     ($10,242)           $2,549,413     $6,199,004      $31,005           $6,230,009
                                  ==============================================================================================

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                          MARCH 31,             DECEMBER 31,
                                            1997                    1997
                                      -----------------      ----------------
Furniture, fixtures and office
     equipment                              $2,289,023            $1,403,234

Computer equipment                           2,678,526             2,962,150
                                      -----------------      ----------------
                                             4,967,549             4,365,384
Accumulated depreciation                    (1,868,393)           (1,575,691)
                                      -----------------      ----------------
                                            $3,099,156            $2,789,693
                                      =================      ================


5.   NOTE RECEIVABLE RELATED PARTIES

In January 1998, $196,000 was advanced to the Company's President and $424,000 was advanced to a member of the Board of Directors. These advances, which are secured by shares of the Company's common stock and bear interest at the rate of prime plus 1% per annum, are due 180 days from the date of the first advance.

6.   COMMITMENTS AND CONTINGENCIES

In November 1996, IMI and DiaSys Corporation ("DiaSys") (Nasdaq, DIYS) entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys designs, develops, manufactures and distributes workstation products which prepare fluid samples. Under the DiaSys Agreement, IMI was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when IMI rejected products delivered by DiaSys and returned them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys seeks damages in excess of $1,000,000 for IMI's alleged breach of the DiaSys Agreement and IMI's alleged defamation of DiaSys and its products. IMI filed its response on February 9, 1998. In its response, IMI denies that it breached the DiaSys Agreement or defamed DiaSys, and states that it properly rejected products supplied by DiaSys due to non-conformance. IMI also seeks damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in IMI's product development efforts caused by DiaSys's breach of the DiaSys Agreement. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending arbitration. As of March 31, 1998, the Company has not accrued any loss contingencies or related expenses in connection with this arbitration. The Company believes that DiaSys's claims are without merit, and that the Company will prevail in the arbitration. However, there can be no assurance that the Company will prevail in the arbitration or in its counterclaim asserted against DiaSys, or that any resolution of the dispute, which is expected to occur within one year, will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company and DiaSys are presently in the process of selecting the panel of arbitrators and no hearing date for the arbitration has been scheduled.

On March 7, 1997, the Company entered into a settlement agreement with International Remote Imaging Systems, Inc. ("IRIS") effective March 1, 1997. Under the settlement agreement, IRIS granted the Company a fully-paid, royalty-free license for worldwide direct sales of the MICRO21 system by the Company. The Company agreed to pay a 4 percent royalty on future sales of the MICRO21 system through third-party distributors in the United States. Since the Company's current business plan is to sell its products primarily on a direct basis, without reliance on third-party distributors, the Company does not believe the 4 percent royalty on U.S. sales through distributors will significantly adversely impact the Company's results of operations during the term of the license. This license and royalty obligation expire in September 2000, when the IRIS patents that are the subject of the license expire. The Company has the right, but not the obligation, to request a license from IRIS for sales through third-party distributors outside of the United States; however, the Company does not believe that the MICRO21 system infringes any foreign patents held by IRIS and the Company has no current plans to request such a license.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The  Company  has  developed  and  is  marketing   the   MICRO21(TM)system,   an
intelligent, automated microscope system, for diagnostic use in hospital, commercial reference and physician group laboratories. The MICRO21 system is designed to automate a broad range of manual microscopic procedures, potentially enabling the clinical laboratory to reduce costs and exposure to liabilities, enhance analytical accuracy and consistency, increase the productivity of medical technologists and improve patient care.

The Company began to build up internal sales and service organizations following termination of its exclusive sales and distribution agreement with Coulter Corporation (the "Coulter Agreement"). Since October 1, 1996, the Company's sales, marketing and service personnel have increased from 8 to 49 through March 31, 1998. IMI's marketing group has developed a comprehensive plan that includes lead fulfillment, targeted advertising and an aggressive trade show schedule for both domestic and international markets. In the US, the Company has established three regions comprising nine territories and employs a national accounts manager. Each US territory is assigned a team consisting of a sales representative, a technical application specialist and a regional manager. The Company's domestic service organization consists of four regional field service offices and centralized customer support personnel providing 24-hour coverage. In July 1997, the Company opened an office in the Netherlands to coordinate sales and service efforts in European markets. In January 1998, the Company hired a consultant to coordinate distributors in other international market areas. IMI has field personnel located in Europe, and certified distributors are service representatives in international markets other than Europe.

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

RESULTS OF OPERATIONS

Product sales were $1,042,298 for the three months ended March 31, 1998 compared with $841,705 for the three months ended March 31, 1997, an increase of $200,593. The increase in sales for the three months ended March 31, 1998 as compared to March 31, 1997 was primarily due to increased sales of the MICRO21 system to hospitals and laboratories.

Cost of sales was $761,292 for the three months ended March 31, 1998 compared with $406,243 for the three months ended March 31, 1997, an increase of $355,049. The increase in cost of sales for the three months ended March 31, 1998 was primarily due to support of evaluation units installed with customers and depreciation recorded on rental units.

Selling, general and administrative expenses were $2,349,725 for the three months ended March 31, 1998 compared with $1,494,638 for the three months ended March 31, 1997, an increase of $855,087. The increase in selling, general and administrative expenses was primarily due to increased expenses related to the continued growth of the Company and the need for additional personnel following the termination of the Coulter Agreement.

Research and development expenses were $1,417,025 for the three months ended March 31, 1998 compared with $716,184 for the three months ended March 31, 1997, an increase of $700,841. The increase in research and development expenses was primarily due to resources being utilized in the development of new procedures, technologies and products for the MICRO21 system.

Interest income was $68,158 for the three months ended March 31, 1998 compared with $306,857 for the three months ended March 31, 1997, a decrease of $238,699. The decrease for the three months ended March 31, 1998 was primarily due to the sale of investment securities to fund operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and liquid investments with a maturity of 90 days or less. Investments available-for-sale consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Unrealized holding gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity.

For the three months ended March 31, 1998, net cash used in operating activities of $3,236,529 was primarily due to the Company's operating loss.

For the three months ended March 31, 1998, net cash provided by investing activities of $2,849,878 was primarily the result of sales of investments available-for-sale, partially offset by purchases of computer equipment to be used in research and development and advances to the Company's Chief Executive Officer and a member of the Board of Directors.

For the three months ended March 31, 1998, net cash provided by financing activities of $16,091 was primarily the result of proceeds from the exercise of common stock options.

At March 31, 1998, the Company had a net operating loss ("NOL") carryforward of approximately $26,000,000 available for income tax purposes that expire through the year 2012. Section 382 of the Internal Revenue Code, as amended, limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership ("Ownership Change") of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock.

The Company's 1998 operating plan contemplates expanding sales revenue through the efforts of its internal sales, marketing and service force. During the third quarter of 1997, the Company established a division in Europe to further expand its marketing efforts. During the fourth quarter of 1997, the Company began to offer a short-term rental program. The Company's 1998 operating plan also contemplates implementing cost controls, seeking alternative sources of financing and exploring strategic alternatives. Although management believes that its plan will be successful, there can be no assurance that the Company will be successful in its attempt to expand revenue, secure additional financing or consummate a strategic alternative.

The Company believes that cash, cash equivalents and investments held for sale, together with projected cash flow from operations, will be sufficient to meet the Company's liquidity and capital requirements for projected annual expenditures through 1998, although no assurance exists that the Company will not require additional capital prior to the end of such period. Additional funds may be sought through equity or debt financings. There can be no assurance that commitment for such financings can be obtained on favorable terms, if at all.


Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

                        INTELLIGENT MEDICAL IMAGING, INC.

Date:  MAY 15, 1998                   BY: /S/ TYCE M. FITZMORRIS
                                         ----------------------------------
                                          Tyce M. Fitzmorris, President and
                                          Chief Executive Officer


Date:  MAY 15, 1998                   BY: /S/ GENE M. COCHRAN
                                          ---------------------------------
                                          Gene M. Cochran, Chief Financial
                                          Officer