Form 10-Q
period 1998-06-30
INTELLIGENT MEDICAL IMAGING INC
filed 1998-08-14
CIK 930090

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

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

AS OF AUGUST 11, 1998, THERE WERE OUTSTANDING 11,583,333 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                        INTELLIGENT MEDICAL IMAGING, INC.

                           QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                          PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                              3

              CONDENSED BALANCE SHEETS AS OF
              JUNE 30, 1998 AND DECEMBER 31, 1997                           3

              CONDENSED STATEMENTS OF OPERATIONS FOR THE
              THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997             4

              CONDENSED STATEMENTS OF CASH FLOWS FOR
              THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997                   5

              NOTES TO CONDENSED FINANCIAL STATEMENTS                       6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             8
              CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                12

     ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS                    12

     ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             13

SIGNATURES                                                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                            CONDENSED BALANCE SHEETS


                                                                           June 30,               December 31,
                                                                             1998                     1997
                                                                        -----------------      -------------------
                                                                         (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                            $3,067,446                 $853,164
     Investments available for sale                                           31,662                6,230,009
     Accounts receivable, net                                                228,014                  671,905
     Notes receivable related parties                                        622,267
     Inventory                                                             5,189,302                5,933,815
     Prepaid expenses and other current assets                               141,167                   61,799
     Current portion of investment in sales-type leases                       47,704                  222,213
     Accrued interest receivable                                                                       13,151
Total current assets                                                       9,327,562               13,986,056

Revenue equipment, net                                                       398,378                  263,632
Property and equipment, net                                                3,135,007                2,789,693

Investment in sales-type leases, net                                         180,295                  240,145
Other assets                                                                 159,209                  126,883
Deferred financing costs                                                     316,400
                                                                                              ---------------
                                                                         $13,516,851              $17,406,409
                                                                   =================          ===============


Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                     $1,284,906               $1,298,811
     Accrued salaries and benefits                                           422,748                  394,190
     Other accrued liabilities                                                79,565                  101,816
     Current portion of deferred revenue                                     111,111                   74,673
Total current liabilities                                                  1,898,330                1,869,490

Deferred revenue                                                             329,655                  219,574
Convertible debentures, net of unamortized discount of 1,130,650           1,869,350                      ---

Stockholders' equity
Preferred stock, $.01 par value-authorized 2,000,000 shares;
     no shares issued or outstanding                                            ---                       ---
Common stock, $.01 par value-authorized 30,000,000 shares;
     issued and outstanding, shares at 11,583,333 June 30, 1998
     and 11,023,938 at December 31, 1997                                     115,834                  110,239
Additional paid-in capital                                                43,871,440               42,537,633
Deferred compensation                                                      (181,626)                (228,252)
Accumulated deficit                                                     (34,386,132)             (27,102,275)
 Total stockholders' equity                                                9,419,516               15,317,345
                                                                   ------------------      -------------------
                                                                         $13,516,851              $17,406,409
                                                                   ==================      ===================

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three months       Three months      Six months       Six months
                                                  ended              ended           ended             ended
                                              June 30, 1998       June 30, 1997   June 30, 1998      June 30, 1997
                                              -------------       -------------   -------------      -------------


Sales                                              $437,297        $1,570,338       $1,479,595       $2,412,043

Cost of sales                                       342,940           888,978        1,104,232        1,295,221
                                             ---------------------------------------------------------------------
                                                     94,357           681,360          375,363        1,116,822

Operating expenses:
     Selling, general and administrative          2,601,060         2,077,318        4,950,785        3,571,957
     Research and development                     1,354,972         1,086,827        2,771,997        1,803,011
                                             ---------------------------------------------------------------------
Total operating expenses                          3,956,032         3,164,145        7,772,782        5,374,968
                                             ---------------------------------------------------------------------
Loss from operations                             (3,861,675)       (2,482,785)      (7,347,419)      (4,258,146)

Other income:
     Investment and interest income                  26,409           358,104           94,567          664,961
                                             ---------------------------------------------------------------------

Net loss                                        ($3,835,266)      ($2,124,681)     ($7,252,852)     ($3,593,185)
                                             =====================================================================


Loss per common share-basic and diluted              ($0.33)           ($0.19)          ($0.64)          ($0.33)
                                             =====================================================================

Weighted average common
     shares outstanding                           11,463,386        10,911,612       11,245,726       10,907,213
                                             =====================================================================

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Six months       Six months
                                                                              ended            ended
                                                                          June 30, 1998    June 30, 1997

Operating activities
Net loss                                                                      $(7,252,852)   ($3,593,185)
Adjustments to reconcile net loss
     to net cash used in operating activities:
          Depreciation                                                            593,270        301,988
          Amortization of deferred revenue                                        (52,730)          --
          Services exchanged for common stock                                      46,626         46,626
          Changes in operating assets and liabilities
               Accounts receivable                                                132,251     (1,427,903)
               Inventory                                                          443,891     (2,458,360)
               Prepaid expenses and accrued interest
                    receivable                                                    (66,217)      (316,343)
               Investment in sales-type leases                                    234,359           --
               Other assets                                                       (32,326)      (228,583)
               Revenue equipment                                                 (134,746)          --
               Accounts payable                                                   (13,905)       (20,645)
               Accrued salaries and benefits                                       28,558        254,396
               Other accrued liabilities                                          (22,251)      (376,786)
               Deferred revenue                                                   199,249           --
               Convertible debentures                                                --             --
               Coulter settlement liability                                             0     (1,048,929)
                                                                              -----------    -----------
Net cash used in operating activities                                          (5,896,823)    (8,867,724)

Investing activities
Purchases of property and equipment                                              (326,322)      (726,615)
Sales of investments available for sale                                         6,167,342      9,552,407
Advances to related parties                                                      (622,267)          --
                                                                              -----------    -----------
Net cash provided by investing activities                                       5,218,753      8,825,792

Financing activities
Proceeds from issuance of common stock                                             92,352         32,400
Proceeds from issuance of debentures, net of financing                          2,800,000
costs
Net cash provided by financing activities                                       2,892,352         32,400


Net increase (decrease) in cash and cash equivalents                            2,214,282         (9,532)
Cash and cash equivalents at beginning of period                                  853,164        288,001
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $ 3,067,446    $   278,469
                                                                              ===========    ===========

Supplemental information

Stock purchase warrants issued as
     deferred financing costs                                                 $   116,400           --
                                                                              ===========    ===========

Inventory transferred to property and equipment                               $   612,262    $   842,858
                                                                              ===========    ===========

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes included in Intelligent Medical Imaging, Inc.'s ("IMI" or "the Company") annual report on Form 10-K for the year ended December 31, 1997. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which the Company has adopted for transactions entered into during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on the current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the second quarter of 1998.

3.   INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale at December 31, 1997 consist of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 1998 and December 31, 1997, all securities were designated as available-for-sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the statements of operations.

Investment securities available for sale at June 30, 1998 and December 31, 1997, are summarized as follows:

                                                       June 30, 1998                               December 31, 1997
                                                        Unrealized          Market                   Unrealized          Market
                                              Cost         Gains             Value       Cost       Gains (Losses)       Value
                                                         (Losses)
                                         ----------------------------------------------------------------------------------------

Cash and cash equivalents                      $31,662      ---            $31,662      $164,708      $     0           $164,708

U.S. Government agency bonds and                   ---      ---                ---     3,677,946        5,466          3,683,412
mortgages

U.S. Corporate bonds and asset backed              ---      ---                ---     2,356,350       25,539          2,381,889
securities
                                         ========================================================================================
Total investments available-for-sale           $31,662      ---            $31,662    $6,199,004      $31,005         $6,230,009
                                         ========================================================================================


4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           June 30,               December 31,
                                             1998                     1997
                                          -----------             ------------
Furniture, fixtures and office
     equipment                             $2,500,311               $1,403,234
Computer and development
     equipment                              2,803,657                2,962,150
                                          -----------              -----------
                                            5,303,968                4,365,384
Accumulated depreciation                  (2,168,961)              (1,575,691)
                                          -----------              -----------
                                           $3,135,007               $2,789,693
                                          ===========               ==========


5.   NOTE RECEIVABLE RELATED PARTIES

In January 1998, $196,000 was advanced to the Company's President and $424,000 was advanced to an individual who was at that time a member of the Board of Directors. The advance of $196,000 to the Company's President, plus all accrued interest thereon, was repaid in full on August 14, 1998. The original due date for the advance in the amount of $424,000, which is secured by shares of the Company's common stock and bears interest at the rate of prime plus 1% per annum, was April 8, 1998 but has been extended to August 28, 1998.

6.   CONVERTIBLE DEBENTURES

On June 30, 1998 ("Original Issue Date") the Company issued, in a private placement transaction $3,000,000 of 6% convertible debentures, due June 30, 2001 (the "Debentures"). Subject to adjustment in certain events, twenty-five percent (25%) of the aggregate principal amount of the Debentures is convertible into the common stock of the Company beginning on September 28, 1998 ("Initial Conversion Date") and on the first, second and third month anniversaries of the Initial Conversion Date up to 50%, 75% and 100%, respectively, of the aggregate principal amount of the Debentures originally issued on the Original Issue Date is convertible. The Debentures are convertible at a conversion price ("Conversion Price") equal to the lesser of (a) 120% of the average of the closing bid price for the common stock of the Company for the five (5) trading days immediately preceding the Original Issue Date or (b) 86% multiplied by the average of the five (5) lowest closing bid prices of the Common Stock of the Company during the twenty-five (25) trading days immediately preceding the date of the applicable conversion notice. The Company recorded a debt discount of $906,250 representing the intrinsic value of the beneficial conversion feature of the Debentures. Interest is payable quarterly and may, at the Company's option and subject to certain restrictions, be paid in shares of the Company's common stock based on the Conversion Price. Subject to certain notification requirements and the payment of a prepayment premium which is tied to the applicable Conversion Price and the closing bid price of the Common Stock on the date of prepayment, the Company has the right to prepay all or any portion of the outstanding principal amount of the Debentures which has not previously been repaid or converted. The principal amount of the Debentures for which conversion notices have not previously been received or for which prepayment has not been made will be automatically converted on June 30, 2001 at the Conversion Price on such date. The Debentures may be converted in whole or in part at the option of the holder if the average of the closing sales prices of the common stock for any twenty (20) consecutive trading days is equal to or greater than 175% of the average of the per share market values for the five (5) trading days immediately preceding the original issue date. The principal amount of Debentures for which conversion notices have not previously been received or for which prepayment has not been made or required shall be automatically converted on the third anniversary of the Original Issue Date at the Conversion Price on such date. This automatic conversion shall not occur if (a) (1) an Underlying Securities Registration Statement is not then effective that names the holder as a selling stockholder thereunder or (2) the holder is not permitted to resell underlying shares pursuant to Rule 144(k) promulgated under the Securities Act of 1993, without volume restrictions; (b) there are not sufficient shares of common stock authorized and reserved for issuance upon such conversion; and (c) the Company shall not have defaulted on its covenants and obligations hereunder or under the Purchase Agreement or Registration Rights Agreement. The Company incurred financing costs of $200,000 in connection with the issuance of the Debentures, which will be amortized over the life of the Debentures. On July 30, 1998, the Company filed a registration statement on Form S-3 with the Securities and
Exchange Commission ("SEC") to register the common stock underlying the convertible debentures issued in connection with the transaction. This registration statement has not been declared effective by the SEC. Additional capital commitments of up to $7,000,000 are available to IMI subject to the parties mutually agreeing on the terms.

In connection with the issuance of the Debentures, the Company issued a warrant to the holder of the Debentures to purchase 120,000 shares of the Company's common stock at $3.93 per share. The warrant is exercisable immediately through June 30, 2003. The fair value of the warrant based on the Black-Scholes valuation method is $1.87. The Company recorded a debt discount of $224,400 representing the fair value of the warrant.

In addition, the Company issued a warrant to a financial consultant to purchase 60,000 shares of the Company's common stock at $3.63 per share. The warrant is exercisable immediately through June 30, 2003. The Company recorded deferred financing costs of $116,400 in connection with the issuance of the warrant. Such costs will be amortized over the term of the Debentures. The assumptions used to compute the value of the warrants were as follows:

         Risk-free interest rate            5.48%
         Volatility factors of the
         expected market(1)                  .598
         Expected life                      5 Years
         Dividend yield                     0%

(1) Price of the Company's Stock


7.   COMMITMENTS AND CONTINGENCIES

In November 1996, IMI and DiaSys Corporation ("DiaSys") (Nasdaq, DIYS) entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys designs, develops, manufactures and distributes workstation products which prepare fluid samples. Under the DiaSys Agreement, IMI was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when IMI rejected products delivered by DiaSys and returned them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys seeks damages in excess of $1,000,000 for IMI's alleged breach of the DiaSys Agreement and IMI's alleged defamation of DiaSys and its products. IMI filed its response on February 9, 1998. In its response, IMI denies that it breached the DiaSys Agreement or defamed DiaSys, and states that it properly rejected products supplied by DiaSys due to non-conformance. IMI also seeks damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in IMI's product development efforts caused by DiaSys's breach of the DiaSys Agreement. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending arbitration. As of June 30, 1998, the Company has not accrued any loss contingencies or related expenses in connection with this arbitration. The Company believes that DiaSys's claims are without merit, and that the Company will prevail in the arbitration. However, there can be no assurance that the Company will prevail in the arbitration or in its counterclaim asserted against DiaSys, or that any resolution of the dispute, which is expected to occur within one year, will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company and DiaSys have selected the panel of arbitrators and the arbitration hearing date of October 5, 1998 has been scheduled.

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

8.   MANAGEMENT'S PLANS

The Company reported a net loss of approximately $7,253,000 for the six-months ended June 30, 1998 incurred cumulative losses from inception to June 30, 1998, aggregating approximately $34,386,000, and reported negative cash flows from operations for the six-months ended June 30, 1998, of approximately $5,897,000. At June 30, 1998, the company had working capital of approximately $11,526,000 and shareholders' equity of approximately $9,327,000. Costs and delays associated with he Company's efforts to build its internal sales and service force in the wake of the termination of its exclusive distribution and marketing agreement with Coulter Corporation Agreement adversely affected the Company's business, results of operations and financial condition in 1997 and 1998. The Company's 1998 and 1999 operating plans contemplate focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, during the fourth quarter of 1997 the Company began to offer a short-term rental program which it believes will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with the limited or non-existent capital expenditure funds. Expansion of this program may require that the Company secure additional financing, however. During 1998, the Company has introduced two new products, a hematology slide maker and urine slide maker, and two additional procedures which management believes will offer significant opportunities for expanding the Company's potential customer base. The Company's plans also contemplate cost control measures implemented in 1998 and cost and personnel reductions, seeking alternative sources of financing and exploring strategic alternatives. In June 1998, the Company issued $3 million of convertible debentures; an additional $7 million of financing is available to the Company subject to the mutual agreement of the parties. Although management believes that its plan will be successful, there can be no assurance that the Company will e successful in its attempt to expand revenue, secure additional financing or consummate a strategic alternative.

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

On April 20, 1998, the Company signed a customer financing agreement with Prime Capital Corp ("Prime") to provide up to $36 million of financing for customers acquiring the MICRO21 System Workstation. Under the terms of the agreement, the Company and Prime will establish a wholesale customer finance relationship under which Prime will provide a "Private Label Fee Per Slide" financing facility to customers of the Company for an ongoing vendor leasing program. Prime will provide up to $12 million of customer financing per year over 3 years. This agreement should help IMI to continue to meet its near-term cash flow needs and provides a financing alternative for IMI's customers.

On June 30, 1998 the Company completed the sale of $3,000,000 of 6% convertible debentures, due June 30, 2001. See Footnote 6 of Notes to Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. The sale of the convertible debentures will help IMI to continue to meet its near-term cash flow needs.

On August 14, 1998 the Company received full repayment of all amounts due with respect to an advance which the Company made to the Company's President in January 1998 in the amount of $196,000.

The Company is currently in formal discussions with Bayer Corporation regarding a possible non-exclusive manufacturing and distribution agreement for IMI's hematology slidemaker/stainer technology. The Company has also signed a letter of intent with Beckman Coulter, Inc. ("Beckman Coulter"), relating to a potential non-exclusive distribution agreement for IMI's newly developed (not yet sold commercially) hematology slide maker ("HSM").

The Company is implementing strategic steps so as to allow IMI to remain viable until sufficient market penetration for the Company's products is achieved. This plan, which includes personnel reductions, reduces monthly expenditures from approximately $1.1 million to $850,000 with the reduction in extraordinary development expenditures coinciding with the competition of the HSM and Urine Slide Maker ("USM") instruments and across the board reductions in IMI's operating costs. In connection with these cost reductions, the Company decided to discontinue its operations in Europe and, instead, rely on qualified distributors. The IMI Europe office was officially closed on July 31, 1998.

The Company is moving forward to identify and implement reductions in sales expenditures, while emphasizing a sales process that better targets prospective customers who are closest to making a purchase decision. The reduction of sales expenditures is in furtherance of the strategy of focusing on specific customer groups and markets and the de-emphasis on providing total market coverage to all types of prospects. The Company is implementing a plan that will segment the market according to product fit and geographic location.

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

The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations.

RESULTS OF OPERATIONS

Product sales were $437,297 for the second quarter of 1998 compared with $1,570,338 for the second quarter of 1997 a decrease of $1,133,041. Product sales were $1,479,595 for the six months ended June 30, 1998 compared with $2,412,043 for the six months ended June 30, 1997, a decrease of $932,448. The decease in sales for the six months ended June 30, 1998 compared to June 30, 1997 was primarily due to fewer than expected closings on systems.

Cost of sales was $342,940 for the second quarter of 1998 compared with $888,978 for the second quarter of 1997, a decrease of $546,038. Cost of sales was $1,104,232 for the six months ended June 30, 1998 compared with $1,295,221 for the six months ended June 30, 1997, a decrease of $190,989. The decrease in cost of sales for the quarter was consistent with the sales for the period.

Selling, general and administrative expenses were $2,601,060 for the second quarter of 1998 compared with $2,077,318 for the second quarter of 1997, an increase of $523,742. Selling, general and administrative expenses increased because of the continued growth of the Company and the need for additional personnel through December 1997. Selling, general and administrative expenses were $4,950,785 for the six months ended June 30, 1998 compared with $3,571,957 for the six months ended June 30, 1997, an increase of $1,378,828. The increase was primarily due to increases in staffing during the second half of 1997 and business development expenses and higher than expected legal and accounting fees.

Research and development expenses were $1,354,972 for the second quarter of 1998 compared with $1,086,827 for the second quarter of 1997, an increase of $268,145. Research and development expenses increased due to resources being utilized in the development of new procedures, technologies and products. Research and development expenses were $2,771,997 for the six months ended June 30, 1998 compared with $1,803,011 for the six months ended June 30, 1997, an increase of $968,986. The increase was primarily due to the Company's development of new procedures and new products for the Micro21 System.

Interest income was $26,409 for the second quarter of 1998 compared with $358,104 for the second quarter of 1997, a decrease of $331,695. Interest income was $94,567 for the six months ended June 30, 1998 compared with $664,961 for the six months ended June 30, 1997, a decrease of $570,394. The decrease was primarily due to the sale of investment securities to fund operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and liquid investments with a maturity of 90 days or less. Investments available-for-sale at June 30, 1998 consist of cash and cash equivalents.

For the six months ended June 30, 1998, net cash used in operating activities of $5,896,823 was primarily due to the Company's operating loss.

For the six months ended June 30, 1998, net cash provided by investing activities of $5,218,753 was primarily the result of sales of investments available-for-sale, partially offset by purchases of computer equipment to be used in research and development and advances to the Company's Chief Executive Officer and a then member of the Board of Directors.

For the six months ended June 30, 1998, net cash provided by financing activities of $2,892,352 was the result of the cash received from issuance of the convertible debentures offset by the financing costs.

At June 30, 1998, the Company had a net operating loss ("NOL") carryforward of approximately $29,000,000 available for income tax purposes through the year 2012. Section 382 of the Internal Revenue Code, as amended, limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership ("Ownership Change") of the corporation. A portion of the Company's NOL carryforward is currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock.

The Company's 1998 and 1999 operating plans contemplate focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, during the fourth quarter of 1997 the Company began to offer a short-term rental program which it believes will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with the limited or non-existent capital expenditure funds. Expansion of this program may require that the Company secure additional financing, however. The Company's plans also contemplate continuing the cost control measures implemented in 1998 and cost and personnel reductions, seeking alternative sources of financing and exploring strategic alternatives. During 1998, the Company has introduced two new products, a Hematology Slide Maker and Urine Slide Maker, and two additional procedures which management believes will offer significant opportunities for expanding the Company's potential customer base. In June 1998, the Company issued $3 million of convertible debentures; an additional $7 million of financing is available to the Company subject to the mutual agreement of the parties. Although management believes that its plan will be successful, there can be no assurance that the Company will be successful in its attempt to expand revenue, secure additional financing or consummate a strategic alternative.

The Company believes that cash, cash equivalents and investments held for sale, together with projected cash flow from operations, will be sufficient to meet the Company's liquidity and capital requirements for projected annual expenditures through 1999. Implementation of the Company's business strategy will require significant expenditures of capital, and the Company will require additional financing in the future. Such additional funds may be sought through equity or debt financings. There can be no assurance that commitment for such financings can be obtained on favorable terms, if at all.


YEAR 2000 ISSUE

The Company has implemented a process for identifying, prioritizing and modifying or replacing certain computer and other systems and programs that may be affected by the Year 2000 Issue. The Company is also monitoring the adequacy of the manner in which certain third parties and third party vendors of systems are attempting to address the Year 2000 issue. The Company has substantially completed an assessment of its computer and embedded systems and determined that it needed to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. While the Company believes its process is designed to be successful, because of the complexity of the Year 2000 issue, and the interdependence of organizations using computer systems, it is possible that the Company's efforts, or those of third parties with whom the Company interacts, will not be successful or satisfactorily completed in a timely fashion.

The Company estimates that the total cost that it will incur in connection with attempting to address the Year 2000 issue, including assessment, development of a modification or replacement plan, purchase of new hardware and software and implementation of the modification or replacement plan or software, will be approximately $50,000. To date, the Company has incurred approximately $35,000 (of which $0 has been capitalized and $35,000 expensed). The Company funded the costs incurred to date through cash flow from operations and expects to fund future costs through cash flow from operations.

The project is estimated to be completed by September, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software, conversions to new software and replacement or modification of certain embedded systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on the Company's business, financial condition and results of operations.

The estimated costs of the project and the date on which the Company believes necessary modifications and replacements to address the Year 2000 issue will be completed are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. As the Company progresses in addressing the Year 2000 issue, estimates of costs could change, and there can be no assurance that the Company will not experience cost overruns or delays in connection with its plan for modifying or replacing systems and programs. In addition, it may not be possible to adequately assess the impact of the failure of third parties to adequately address the Year 2000 issue. As a result, actual operating results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained to address the Year 2000 issue, the ability to locate and correct all relevant computer codes and similar uncertainties.

Due to the fact that the Company believes it has secured sufficient resources to address the Year 2000 issue as it relates to its computer systems, the assessment of embedded systems is complete and the Company does not believe that the contingency planning is warranted at this time. The assessment of third parties external to the Company is underway, and the results of this assessment when completed, may reveal the need for contingency planning at a later date. The Company will regularly evaluate the need for contingency planning based on the progress and findings of the Year 2000 project.

FORWARD LOOKING STATEMENTS

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

Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's history of operating losses; uncertainty of profitability and uncertainty of widespread market acceptance for the MICRO21 system; the need for the Company to raise additional capital to finance operations in the near-term, through debt or equity, and the inability to provide assurances that such capital will be available or available on terms favorable to the Company; the delays and impediments to customer acceptance associated with industry and market perception of the historical dispute between the Company and Coulter Corporation; the uncertainty of availability of debt or equity capital for future long-term capital needs, especially in the event of further delays in anticipated widespread market acceptance and market penetration of MCIRO21 systems; the uncertainty of the commercial viability and potential market acceptance of other IMI products such as the newly developed HSM and USM, which have not yet been manufactured or sold in commercial volumes; uncertainty as to the ability of the Company to achieve sales and marketing goals following implementation of the Company's cost reduction program, including reduction in sales and marketing personnel, due to the decrease in personnel and the possible adverse impact on potential customer perception of the Company; the risk that expansion of sales in foreign markets may be possible only through distributors, such as Beckman Coulter, at transfer prices too low for favorable profitability; the inability of the Company to enter into an alternative exclusive distribution arrangement due to certain rights granted to Coulter Corporation under the Coulter Settlement Agreement; uncertainty as to whether the Company and Beckman Coulter will enter into a definitive agreement based on the signed nonbinding letter of intent relating to the HSM; the potential failure of the Company to negotiate mutually acceptable terms for a definitive Licensing Agreement with Bayer Corporation; the potential for an adverse judgment against the Company in connection with the ongoing arbitration of the dispute between the Company and DiaSys Corporation; potential delays and technical problems in the development and commercial release of new products and procedures such as the proposed MICRO21 Microscopic Workstation System, the HSM and the USM; the expense, delays and potential setbacks in development of competent and capable sales and marketing teams and service teams for penetration and support of the market for the MICRO21 system, including but not limited to the pharmaceutical and veterinary lab market; delays in closing sales of systems placed for evaluation due to length of the closing cycle, uncertainty due to industry consolidation and customer budget processes and restrictions; the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other governmental clearance or approval for new products and new procedures for use on the MICRO21 system; the uncertainty of profitability and sustainability of revenues and profitability; the possibility that agreements with potential strategic partner candidates will not be consummated or will not result in significant improvements in results; the Company's limited manufacturing experience; fluctuations in operating results; the Company's ability to its protect trade secrets and proprietary technology; competition and technological change in the industry in which the Company is engaged; product liability and the ability of the Company to obtain adequate insurance for product liability; uncertainty of third party reimbursement and health care reform policies; and government regulation. The Company cannot assure that it will be able to anticipate or respond timely to any of the factors, or changes in any of the factors, listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (C)  Sales of Unregistered Securities

         In connection  with a private  placement  consummated  on June 30, 1998
(the "Private Placement"), the Company issued convertible debentures in an aggregate principal amount of $3,000,000 (the "Debentures') to JNC Opportunity Fund, Ltd. ("JNC"). In connection with this transaction, the Company also issued warrants to purchase the Company's Common Stock (the "Warrants") to JNC (120,000 shares), the financial consultant, Wharton Capital Partners, Ltd. ("Wharton") (42,000 shares) and Elizabeth D'Angelis (18,000 shares). Subject to adjustment in certain events, twenty-five percent (25%) of the aggregate principal amount of the Debentures is convertible into the Common Stock of the Company beginning on September 28, 1998 ("Initial Conversion Date") and on the first, second and third month anniversaries of the Initial Conversion Date up to 50%, 75% and 100%, respectively, of the aggregate principal amount of the Debentures originally issued is convertible. The Debentures are convertible at a conversion price ("Conversion Price") equal to the lesser of (a) 120% of the average of the closing bid price for the Common Stock of the Company for the five (5) trading days immediately preceding the Original Issue Date or (b) 86% multiplied by the average of the five (5) lowest closing bid prices of the Common Stock of the Company during the twenty-five (25) trading days immediately preceding the date of the applicable conversion notice. The Warrants are exercisable between June 30, 1998 and June 30, 2003 at an exercise price equal to $3.923 per share (120,000 shares) or $3.63 per share (60,000 shares), as the case may be, subject to adjustment in certain events. The above referenced Debentures and Warrants issued by the Company during the three months ending June 30, 1998 were not registered under the Securities Act of 1933 in reliance upon the registration exemption set forth in Regulation D under the Securities Act of 1933, which exemption was made available to the Company due to the nature and number of investors involved in the Private Placement and the Company's compliance with all other requirements of such exemption. The Company has filed a registration statement on Form S-3 to register for resale by the holders the shares of Common Stock underlying the Debentures and the Warrants, and certain other shares of Common Stock held by other stockholders of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders was held on May 21, 1998.

         (b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

         (c) The following are the voting results on each of the matters which were submitted to the stockholders:

                                                       Withheld or       Broker
Election of Directors:    For             Against        Abstain       Non-Votes

Tyce M. Fitzmorris        6,017,837                      23,131
Gene M. Cochran           6,017,837                      23,131
James E. Davis            6,017,837                      23,131
George Masters            6,017,837                      23,131
William Whittaker         6,017,837                      23.131

Resolutions:
   To ratify the          6,027,168         9,100         4,700
appointment of Ernst &
Young LLP as
independent auditors
for 1998

         Additional  information  regarding  the matters  referred to under this
Item 4 is set forth in the Proxy Statement dated April 30, 1998 previously filed with the Commission and incorporated herein by reference.


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

                        INTELLIGENT MEDICAL IMAGING, INC.

Date:      August 14, 1998       By: /S/ TYCE M. FITZMORRIS
           ---------------       -------------------------
                                     Tyce M. Fitzmorris, President and Chief
                                     Executive Officer


Date:      August 14, 1998       By: /S/ GENE M. COCHRAN
           ---------------       ----------------------
                                     Gene M. Cochran, Chief Financial Officer