Form 10-Q
period 1998-09-30
INTELLIGENT MEDICAL IMAGING INC
filed 1998-11-17
CIK 930090

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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

AS OF NOVEMBER 12, 1998, THERE WERE OUTSTANDING 11,583,333 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                        INTELLIGENT MEDICAL IMAGING, INC.

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

           CONDENSED BALANCE SHEETS AS OF
           SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                          3

           CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
           AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                 4

           CONDENSED STATEMENTS OF CASH FLOWS FOR
           THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                 5

           NOTES TO CONDENSED FINANCIAL STATEMENTS                           6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 9
                      CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                 15

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                      15

SIGNATURES                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                            CONDENSED BALANCE SHEETS

                                                                          September 30,            December 31,
                                                                               1998                    1997
                                                                         -----------------       -----------------
                                                                           (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                   $437,726                $853,164
     Investments available for sale                                                     0               6,230,009
     Accounts receivable, net                                                     209,207                 671,905
     Notes receivable related party                                               223,232                       0
     Accrued interest receivable                                                        0                  13,151
     Inventory                                                                  5,092,010               5,933,815
     Prepaid expenses                                                             113,033                  61,799
     Current portion of investment in sales-type leases                           113,808                 222,213
                                                                         -----------------       -----------------
Total current assets                                                            6,189,016              13,986,056

Revenue equipment, net                                                            306,096                 263,632
Property and equipment, net                                                     2,865,559               2,789,693

Long-term portion of investment in sales-type leases                              435,326                 240,145
Deferred financing costs                                                          106,700                       0
Other assets                                                                      178,033                 126,883
                                                                         -----------------       -----------------
                                                                              $10,080,730             $17,406,409
                                                                         =================       =================


Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                          $1,230,904              $1,298,811
     Accrued salaries and benefits                                                313,635                 394,190
     Other accrued liabilities                                                    217,600                 101,816
     Current portion of deferred revenue                                          105,210                  74,673
                                                                         -----------------       -----------------
Total current liabilities                                                       1,867,349               1,869,490

Deferred revenue                                                                  434,542                 219,574
Convertible debentures, net of unamoritized discount of $662,036                2,337,964                       0


Stockholders' equity
Preferred stock, $.01 par value-authorized 2,000,000 shares;
     no shares issued or outstanding                                                    0                       0
Common stock, $.01 par value-authorized 30,000,000 shares;
     issued and outstanding, 11,583,333 shares at September 30, 1998
     and 11,023,938 shares at December 31, 1997                                   115,834                 110,239
Additional paid-in capital                                                     43,671,440              42,537,633
Deferred compensation                                                           (158,313)               (228,252)
Accumulated deficit                                                          (38,188,086)            (27,102,275)
                                                                         -----------------       -----------------
Total stockholders' equity                                                      5,440,875              15,317,345
                                                                         -----------------       -----------------
                                                                              $10,080,730             $17,406,409
                                                                         =================       =================

See accompanying notes




                        INTELLIGENT MEDICAL IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Three months        Three months       Nine months         Nine months
                                                    ended              ended              ended               ended
                                                September 30,      September 30,      September 30,       September 30,
                                                    1998                1997               1998               1997
                                             ------------------------------------------------------------------------------

Sales                                                   $633,808           $431,516         $2,113,403          $2,843,559

Cost of sales                                            661,331            352,578          1,765,563           1,647,799
                                             ------------------------------------------------------------------------------
                                                        (27,523)             78,938            347,840           1,195,760

Operating expenses:
     Selling, general and administrative               2,058,338          2,469,323          7,009,123           6,042,244
     Research and development                          1,275,259            931,423          4,047,256           2,733,469
                                             ------------------------------------------------------------------------------
Total operating expenses                               3,333,597          3,400,746         11,056,379           8,775,713
                                             ------------------------------------------------------------------------------
Loss from operations                                 (3,361,120)        (3,321,808)       (10,708,539)         (7,579,953)

Other (expense) income:
     Investment and interest income                       37,480            207,240            132,047             872,202
     Interest expense                                  (478,314)                  0          (478,314)                   0
                                             ------------------------------------------------------------------------------
Other (expense) income                                 (440,834)            207,240          (346,267)             872,202
                                             ------------------------------------------------------------------------------

Net loss                                            $(3,801,954)       $(3,114,568)      $(11,054,806)        $(6,707,751)
                                             ==============================================================================

Loss per common share-basic and diluted                  $(0.33)            $(0.28)            $(0.97)             $(0.61)
                                             ==============================================================================
Weighted average common
     shares outstanding                               11,583,334         10,975,109         11,359,499          10,930,096
                                             ==============================================================================

See accompanying notes





                        INTELLIGENT MEDICAL IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Nine months             Nine months
                                                                   ended                   ended
                                                               September 30,           September 30,
                                                                   1998                    1997
 Operating activities
 Net loss                                                        $(11,054,806)            $(6,707,752)
 Adjustments to reconcile net loss
      to net cash used in operating activities:
           Depreciation                                                970,134                 509,531
           Recognition of deferred revenue                            (78,041)                       0
           Amortization of discount on convertible
            debentures and deferred financing costs                    478,314                       0
           Services exchanged for common stock                          69,939                  69,939
           Changes in operating assets and liabilities
                Accounts receivable                                    462,698             (1,251,420)
                Inventory                                              288,930             (3,432,376)
                Prepaid expenses and accrued interest
                     receivable                                       (38,083)                (35,100)
                Investment in sales-type leases                       (86,776)                       0
                Other assets                                          (51,150)                (99,312)
                Revenue equipment                                     (42,464)                       0
                Accounts payable                                      (67,907)                 (7,449)
                Accrued salaries and benefits                         (80,555)                 183,207
                Accrued interest payable                                     0               (421,132)
                Other accrued liabilities                              115,784                  58,156
                Deferred revenue                                       323,546                       0
                Contingent settlement liability                              0             (1,210,891)
                                                             ------------------      ------------------
 Net cash used in operating activities                             (8,790,437)            (12,344,599)

 Investing activities
 Purchases of property and equipment                                 (493,125)             (1,184,454)
 Sales of investments available for sale                             6,199,004              13,295,326
 Advances to related parties                                         (622,267)                       0
 Repayments on advances to related parties                             399,035                       0
                                                             ------------------      ------------------
 Net cash provided by investing activities                           5,482,647              12,110,872

 Financing activities
 Proceeds from issuance of common stock                                 92,352                 110,544
 Proceeds from issuance of convertible debentures, net
      of financing costs                                             2,800,000                       0
                                                             ------------------      ------------------
 Net cash provided by financing activities                           2,892,352                 110,544


 Net decrease in cash and cash equivalents                           (415,438)               (123,183)
 Cash and cash equivalents at beginning of period                      853,164                 288,001
                                                             ------------------      ------------------

 Cash and cash equivalents at end of period                           $437,726                $164,818
                                                             ==================      ==================

 Supplemental information

 Stock purchase warrants issued for financing costs                   $116,400                      $0
                                                             ==================      ==================

 Inventory transferred to property and equipment                      $552,875                $974,715
                                                             ==================      ==================

 See accompanying notes



                        INTELLIGENT MEDICAL IMAGING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes included in Intelligent Medical Imaging, Inc.'s ("IMI" or "the Company") annual report on Form 10-K for the year ended December 31, 1997. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which the Company has adopted for transactions entered into during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on the current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during 1998.

3.   INVESTMENTS AVAILABLE-FOR-SALE

At September 30, 1998 all investments held for sale had been sold and realized gains and losses of the investments are included in the statements of operation. Investments available-for-sale at December 31, 1997 consisted of asset backed securities, corporate bonds and U.S. Government agency bonds. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At December 31, 1997, all securities were designated as available-for-sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the statements of operations.

Investment securities available for sale at December 31, 1997, are summarized as follows:

                                                      Unrealized    Market
                                          Cost           Gains      Value
                                        --------------------------------------

Cash and cash equivalents                 $164,708         $-        $164,708

U.S. Government agency bonds
  and mortgages                         $3,677,946       $5,466    $3,683,412

U.S. Corporate bonds and
  asset backed securities               $2,356,350      $25,539    $2,381,889

                                        ======================================
Total investments available-for-sale    $6,199,004      $31,005    $6,230,009
                                        ======================================


4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        September 30,           December 31,
                                            1998                    1997
                                       ----------------        ----------------
Furniture, fixtures and office
     equipment                              $2,564,179              $1,403,234
Computer and development
     equipment                               2,847,205               2,962,150
                                       ----------------        ----------------
                                             5,411,384               4,365,384
Accumulated depreciation                   (2,545,825)             (1,575,691)
                                       ----------------        ----------------
                                            $2,865,559              $2,789,693
                                       ================        ================

5.   NOTE RECEIVABLE RELATED PARTIES

In January 1998, $196,000 was advanced to the Company's President and $424,000 was advanced to an individual who was at that time a member of the Board of Directors. The advance of $196,000 to the Company's President, plus all accrued interest thereon, was repaid in full on August 14, 1998. The original due date for the advance in the amount of $424,000, which is secured by shares of the Company's common stock and bears interest at the rate of prime plus 1% per annum, was April 8, 1998. During the quarter ended September 30, 1998 and through November 13, 1998 payments in the amount of $250,000, including accrued interest, plus a $75,000 credit offset in consulting fees due the former member of the Board of Directors have been made leaving a balance of $125,053. The balance of $125,053 has been extended to January 28, 1999.

6.   CONVERTIBLE DEBENTURES

On June 30, 1998 ("Original Issue Date") the Company issued, in a private placement transaction, $3,000,000 of 6% convertible debentures, due June 30, 2001 (the "Debentures"). Subject to adjustment in certain events, twenty-five percent (25%) of the aggregate principal amount of the Debentures is convertible into the common stock of the Company beginning on September 28, 1998 ("Initial Conversion Date") and on the first, second and third month anniversaries of the Initial Conversion Date up to 50%, 75% and 100%, respectively, of the aggregate principal amount of the Debentures originally issued on the Original Issue Date is convertible. The Debentures are convertible at a conversion price ("Conversion Price") equal to the lesser of (a) 120% of the average of the closing bid price for the common stock of the Company for the five (5) trading days immediately preceding the Original Issue Date or (b) 86% multiplied by the average of the five (5) lowest closing bid prices of the common stock of the Company during the twenty-five (25) trading days immediately preceding the date of the applicable conversion notice. The Company recorded a debt discount of $906,250 representing the intrinsic value of the beneficial conversion feature of the Debentures. Interest is payable quarterly and may, at the Company's option and subject to certain restrictions, be paid in shares of the Company's common stock based on the Conversion Price. Subject to certain notification requirements and the payment of a prepayment premium which is tied to the applicable Conversion Price and the closing bid price of the common stock on the date of prepayment, the Company has the right to prepay all or any portion of the outstanding principal amount of the Debentures which has not previously been repaid or converted. The principal amount of the Debentures for which conversion notices have not previously been received or for which prepayment has not been made will be automatically converted on June 30, 2001 at the Conversion Price on such date. The Debentures may be converted in whole or in part at the option of the holder if the average of the closing sales prices of the common stock for any twenty (20) consecutive trading days is equal to or greater than 175% of the average of the per share market values for the five (5) trading days immediately preceding the original issue date. The principal amount of Debentures for which conversion notices have not previously been received or for which prepayment has not been made or required shall be automatically converted on the third anniversary of the Original Issue Date at the Conversion Price on such date. This automatic conversion shall not occur if (a) (1) an Underlying Securities Registration Statement is not then effective that names the holder as a selling stockholder thereunder or (2) the holder is not permitted to resell underlying shares pursuant to Rule 144(k) promulgated under the Securities Act of 1993, without volume restrictions; (b) there are not sufficient shares of common stock authorized and reserved for issuance upon such conversion; and (c) the Company shall not have defaulted on its covenants and obligations hereunder or under the Purchase Agreement or Registration Rights Agreement. The Company incurred financing costs of $200,000 in connection with the issuance of the Debentures, which will be amortized over the life of the Debentures. On July 30, 1998, the Company filed a registration statement on Form S-3 with the Securities and
Exchange Commission ("SEC") to register the common stock underlying the convertible debentures issued in connection with the transaction. This registration statement was declared effective by the SEC on October 20, 1998. Additional capital commitments of up to $7,000,000 are available to IMI subject to the parties mutually agreeing on the terms.

In connection with the issuance of the Debentures, the Company issued warrants to the holders of the Debentures to purchase 120,000 shares of the Company's common stock at $3.93 per share. The warrants are exerciseable immediately through June 30, 2003. The fair value of the warrants based on the Black-Scholes valuation method is $1.87. The Company recorded a debt discount of $224,400 representing the fair value of the warrants.

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

         Risk-free interest rate                     5.48%
         Volatility factors of the
         expected market price of the
         Company's common stock                      .598
         Expected life                               5 Years
         Dividend yield                              0%

7.   COMMITMENTS AND CONTINGENCIES

In November 1996, IMI and DiaSys Corporation ("DiaSys") (Nasdaq, DIYS) entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys designs, develops, manufactures and distributes workstation products which prepare fluid samples. Under the DiaSys Agreement, IMI was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when IMI rejected products delivered by DiaSys and returned them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys seeks damages in excess of $1,000,000 for IMI's alleged breach of the DiaSys Agreement and IMI's alleged defamation of DiaSys and its products. IMI filed its response on February 9, 1998. In its response, IMI denies that it breached the DiaSys Agreement or defamed DiaSys, and states that it properly rejected products supplied by DiaSys due to non-conformance. IMI also seeks damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in IMI's product development efforts caused by DiaSys's breach of the DiaSys Agreement. On October 7, 1998 the arbitration hearings were completed and on November 6, 1998 written arguments were presented to the arbitration panel. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending arbitration. As of September 30, 1998, the Company has not accrued any loss contingencies or related expenses in connection with this arbitration. The Company believes that DiaSys's claims are without merit, and that the Company will prevail in the arbitration. However, there can be no assurance that the Company will prevail in the arbitration or in its counterclaim asserted against DiaSys, or that any resolution of the dispute, which is expected to occur within one year, will not have a material adverse effect on the Company's liquidity, financial condition and results of operations.

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

8.   MANAGEMENT'S PLANS

The Company reported a net loss of approximately $10,899,000 for the nine-months ended September 30, 1998, incurred cumulative losses from inception to September 30, 1998, aggregating approximately $38,032,000, and reported negative cash flows from operations for the nine-months ended September 30, 1998, of approximately $8,790,000. At September 30, 1998, the Company had working capital of approximately $4,272,000 and shareholders' equity of approximately $5,597,000. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of the termination of its exclusive distribution and marketing agreement with Coulter Corporation Agreement adversely affected the Company's business, results of operations and financial condition in 1997 and 1998. The Company's 1998 and 1999 operating plans contemplate focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, during the fourth quarter of 1997 the Company began to offer a short-term rental program which it believes will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of this program may require that the Company secure additional financing. During 1998, the Company has introduced two new products, a Hematology Slide Maker and Urine Slide Maker, and two additional procedures which management believes will offer significant opportunities for expanding the Company's potential customer base. In addition, the Company is currently negotiating with a company for distribution and licensing agreements associated with sales of the Company's products. The Company's plans also contemplate cost control measures implemented in 1998 and cost and personnel reductions which reduce monthly expenditures from approximately $1.1 million to $850,000; the cost reductions also include closing the Company's office in Europe in July, 1998. The Company's plans also contemplate seeking alternative sources of financing and exploring strategic alternatives.

In June 1998, the Company issued $3 million of convertible debentures. An additional $7 million of financing is available to the Company, but the availability of such financing is at the discretion of the lender after consideration of the trading characteristics of the common stock, the lender's exposure to the Company at that time, the absence of any material adverse change in the Company's financial condition or operations and the Company's continued compliance with the terms of the financing. The debentures include a requirement that the Company's common stock be listed for trading by Nasdaq. The closing price of the Company's common stock has closed below the Nasdaq National Market minimum requirement on a consistent basis, resulting in the potential for the stock to be delisted from Nasdaq which would constitute an event of default under the convertible debenture agreement, in which event the full principal amount of the debentures, together with all accrued interest thereon, would become immediately due and payable in cash and the availability of the remaining borrowing capacity under the convertible debenture agreement could be further limited. The Company is considering a reverse stock split to rectify this situation, however, there can be no assurance that such action will achieve the intended result or that it will satisfy the event of default under the convertible debenture agreement.

The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all.

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

On August 14, 1998 the Company received full repayment of all amounts due with respect to an advance which the Company made to the Company's President in January 1998 in the amount of $196,000. With respect to repayment of the Company's advance to a former director, R. Wayne Fritzsche, as of November 13, 1998 payments in the amount of $250,000, plus a $75,000 credit offset for consulting fees past due or payable to Mr. Fritzsche by the Company, have been applied against the amount due, leaving a balance due of $125,053. The Company and Mr. Fritzsche have agreed that the balance of $125,053 will be paid by Mr. Fritzsche in installments with full payment due on January 28, 1999.

On October 30, 1998 Nasdaq notified the Company of its concern regarding the continued listing of the Company's shares of common stock for trading on the Nasdaq National Market as a result of the failure of the Company's common stock to maintain a closing bid price of greater than or equal to $1.00 for thirty
(30) consecutive  trade dates.  Pursuant to Nasdaq rules, the Company has ninety
(90) calendar days in which to regain compliance with Nasdaq continued listing requirements. If within this 90-day period the common stock complies with the minimum closing bid price requirement of $1.00 for a minimum of ten (10) consecutive days, and is in compliance with all other listing requirements, continued listing will occur. However, if the Company is unable to demonstrate compliance with the $1.00 minimum bid price requirement on or before January 28, 1999, the Company's securities will be delisted at the opening of business on February 1, 1999. Such delisting would constitute an event of default under the Debentures, in which event the full principal amount of the Debentures, together with all accrued interest thereon, would become immediately due and payable in cash and the availability of the remaining borrowing capacity under the related convertible debenture agreement could be further limited.

On November 16, 1998 the Company entered into three related agreements with Bayer Corporation ("Bayer") involving the Company's blood slide maker, the Hematology Slide Master(TM) (HSM(TM)). The three agreements, a Licensing Agreement, Instrument Supply Agreement and an After Market Supply Agreement, provide Bayer with certain non-exclusive rights to manufacture and sell products based on the HSM. Pursuant to the Licensing Agreement, Bayer will pay to IMI a one-time licensing fee of $1,100,000 in installments with the last payment of
$500,000 subject to Bayer's acceptance of the Company's first commercially manufactured HSM, as well as a royalty payment of $2,000 on each of the first 400 HSM-based units it manufactures and sells in exchange for the non-exclusive right to manufacture and sell HMS-based products and the right to negotiate for the manufacture and distribution of the Company's MICRO21 System, Urine Slide Maker ("USM") and any other new Company products. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Finally, pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of (a) three years following Bayer's sale of 200 HSM's or (b) five years after Bayer's initial sale of an HSM.

The Company is implementing strategic steps so as to allow IMI to remain viable until sufficient market penetration for the Company's products is achieved. This plan, which includes personnel reductions, reduces monthly expenditures from approximately $1,100,000 to $850,000 with the reduction in extraordinary development expenditures coinciding with the completion of the HSM and USM instruments and across the board reductions in IMI's operating costs. In connection with these cost reductions, the Company decided to discontinue its operations in Europe and, instead, rely on qualified distributors. The IMI Europe office was officially closed on July 31, 1998.

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

The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all.

RESULTS OF OPERATIONS

Product sales were $633,808 for the third quarter of 1998 compared with $431,516 for the third quarter of 1997 an increase of $202,292. The increase in sales for the quarter was primarily due to an increase in the number of closings of MICRO21s. Product sales were $2,113,403 for the nine months ended September 30, 1998 compared with $2,843,599 for the nine months ended September 30, 1997, a decrease of $730,156. The overall decease in sales for the nine months ended September 30, 1998 compared to September 30, 1997 was primarily due to a decrease in closings of MICRO21s in the international market.

Cost of sales was $661,331 for the third quarter of 1998 compared with $352,578 for the third quarter of 1997, an increase of $308,753. Cost of sales was $1,765,563 for the nine months ended September 30, 1998 compared with $1,647,799 for the nine months ended September 30, 1997, an increase of $117,764. The increase in cost of sales for the quarter was primarily due to depreciation recorded on the revenue equipment, the write down of obsolete inventory, and costs associated with idle capacity.

Gross margin was negative for the third quarter of 1998 at ($27,523) or (4%) compared with $78,938 or 18% for the third quarter of 1997 and $347,840 or 16% for the nine months ended September 30, 1998 compared with $1,195,760 or 42% for the nine months ended September 30, 1997. This decline is primarily the result of sales not meeting the Company's expectations and, therefore, the Company has incurred manufacturing inefficiencies and idle plant costs. As a result of the lower than expected sales, the Company continues to examine the adequacy of its obsolescence reserves, particularly for materials associated with the Micro21 and through September 30, 1998 has recorded additional reserves or inventory writedowns. In addition, during the fourth quarter of 1997 the company began offering the Micro21 on operating lease arrangements which result in lower margins than those achieved on sales or sales-type lease transactions.

Selling, general and administrative expenses were $2,058,338 for the third quarter of 1998 compared with $2,469,323 for the third quarter of 1997, a decrease of $410,985. Selling, general and administrative expenses decreased because of the staff and expense reductions implemented early in the third quarter. Selling, general and administrative expenses were $7,009,123 for the nine months ended September 30, 1998 compared with $6,042,245 for the nine months ended September 30, 1997, an increase of $966,878. The overall increase in selling, general and administrative expenses was primarily due to increases in staffing during the second half of 1997, expenses associated therewith were incurred throughout most of 1998. In addition, the Company incurred business development expenses during 1998 and increases in legal and accounting fees.

Research and development expenses were $1,275,259 for the third quarter of 1998 compared with $931,423 for the third quarter of 1997, an increase of $343,836. Research and development expenses were $4,047,256 for the nine months ended September 30, 1998 compared with $2,733,469 for the nine months ended September 30, 1997, an increase of $1,313,787. Research and development expenses have increased due to resources being utilized in the development of new procedures, technologies and products. The majority of the expenses are related to the designing, manufacturing and testing of the HSM system, which was completed in October, 1998. In October 1998, the Company began manufacturing the HSM system.

Interest income was $37,480 for the third quarter of 1998 compared with $207,240 for the third quarter of 1997, a decrease of $169,760. Interest income was $132,047 for the nine months ended September 30, 1998 compared with $872,202 for the nine months ended September 30, 1997, a decrease of $740,155. The decrease was primarily due to the sale of investment securities to fund operations.

Interest expense was $478,314 for the third quarter of 1998 compared with $0 for the third quarter of 1997. Interest expense was $478,314 for the nine months ended September 30, 1998 compared with $0 for the nine months ended September 30, 1997. Interest expense represents the amortization of the discounts and deferred financing costs related to the issuance of the convertible debentures that were issued on June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, net cash used in operating activities of $8,790,437 was primarily due to the Company's operating loss.

For the nine months ended September 30, 1998, net cash provided by investing activities of $5,482,647 was primarily the result of sales of investments available-for-sale, partially offset by purchases of computer equipment to be used in research and development and advances made to a former member of the Board of Directors.

For the nine months ended September 30, 1998, net cash provided by financing activities of $2,892,352 was the result of the cash received from the issuance of the convertible debentures offset by the financing costs.

     During 1998 the Company has experienced a reduction in revenue and increased costs that have adversely affected the Company's current results of operations and its liquidity. The Company's 1998 and 1999 operating plans contemplate focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, during the fourth quarter of 1997 the Company began to offer a short-term rental program which it believes will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of this program may require that the
Company secure additional financing. The Company's plans also contemplate continuing the cost control measures implemented in 1998 and cost and personnel reductions, which reduce monthly expenditures from approximately $1,100,000 to $850,000; the cost reductions also include closing the Company's office in
Europe in July 1998. The Company's plans also contemplate seeking alternative sources of financing and exploring strategic alternatives. During 1998, the Company has introduced two new products, a Hematology Slide Maker and Urine Slide Maker, and two additional procedures which management believes will offer significant opportunities for expanding the Company's potential customer base. In addition, the Company is currently negotiating with a company for distribution and licensing agreements associated with sales of the Company's products. Also, during the third quarter of 1998, the Company implemented cost controls and personnel reductions. In June 1998, the Company issued $3 million of convertible debentures; an additional $7,000,000 million of financing may be available to the Company subject to the mutual agreement of the parties. At September 30, 1998 the Company's remaining cash balance totalled $437,726. Although management believes that its plan will be successful, there can be no assurance that the Company will be successful in its attempt to expand revenue, secure additional financing or consummate the distribution and licensing agreements.

As described above, in June 1998, the Company issued $3 million of convertible debentures. An additional $7,000,000 million of financing may be available to the Company, but the availability of such financing is at the discretion of the lender after consideration of the trading characteristics of the common stock, the lender's exposure to the Company at that time, the absence of any material adverse change in the Company's financial condition or operations and the Company's continued compliance with the terms of the financing. The debentures include a requirement that the Company's common stock be listed for trading by Nasdaq. On October 30, 1998 Nasdaq notified the Company that it's common stock has failed to maintain a closing bid price of greater than or equal to $1.00 for thirty consecutive dates. The Company has 90 calendar days to regain compliance with Nasdaq rules. If the Company is unable to comply with the minimum bid price requirement on or before January 28, 1999, the Company's common stock will be delisted at the opening of business on February 1, 1999. Such delisting which would constitute an event of default under the convertible debenture agreement, in which event the full principal amount of the debentures, together with all accrued interest thereon, would become immediately due and payable in cash and the availability of the remaining borrowing capacity under the convertible debenture agreement could be further limited. The Company is considering a reverse stock split to rectify this situation, however, there can be no assurance that such action will achieve the intended result or that it will satisfy the event of default under the convertible debenture agreement.

Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through equity or debt. There can be no assurance that such funds can be obtained on favorable terms, if at all.

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

The Company estimates that the total cost that it will incur in connection with attempting to address the Year 2000 issue, including assessment development of a modification or replacement plan, purchase of new hardware and software and implementation of the modification or replacement plan or software, will be approximately $50,000. To date, the Company has incurred approximately $35,000 (of which $-0- has been capitalized and $35,000 expensed). The Company funded the costs incurred to date through cash flow from operations and expects to fund future costs through cash flow from operations.

The project is estimated to be completed by September 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software, conversions to new software and replacement or modification of certain embedded systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on the Company's business, financial condition and results of operations.

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

Due to the fact that the Company believes it has secured sufficient resources to address the Year 2000 issue as it relates to its computer systems, the assessment of embedded systems is complete and the Company does not believe that contingency planning is warranted at this time. The assessment of third parties external to the Company is underway, and the results of this assessment, when completed, may reveal the need for contingency planning at a later date. The Company will regularly evaluate the need for contingency planning based on the progress and findings of the Year 2000 project.

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

Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's history of operating losses; uncertainty of profitability and uncertainty of widespread market acceptance for the MICRO21 system; the need for the Company to raise additional capital to finance operations in the immediate near-term, through debt or equity, and the inability to provide assurances that such capital will be available or available on terms favorable to the Company; the delays and impediments to customer acceptance associated with industry and market perception of the historical dispute between the Company and Coulter Corporation; the uncertainty of availability of debt or equity capital for future long-term capital needs, especially in the event of further delays in anticipated widespread market acceptance and market penetration of MICRO21 systems; the uncertainty of the commercial viability and potential market acceptance of other IMI products such as the newly developed HSM and USM, which have not yet been manufactured or sold in commercial volumes; uncertainty as to the ability of the Company to achieve sales and marketing goals following implementation of the Company's cost reduction program, including reduction in sales and marketing personnel, due to the decrease in personnel and the possible adverse impact on potential customer perception of the Company; the risk that expansion of sales in foreign markets may be possible only through distributors, such as Beckman Coulter, at transfer prices too low for favorable profitability; the inability of the Company to enter into an alternative exclusive distribution arrangement due to certain rights granted to Coulter Corporation under the Coulter Settlement Agreement; uncertainty as to whether the Company and Beckman Coulter will enter into a definitive agreement based on the signed nonbinding letter of intent relating to the HSM; the potential for an adverse judgment against the Company in connection with the ongoing arbitration of the dispute between the Company and DiaSys Corporation; the potential termination of listing of the Company's common stock on Nasdaq; potential delays and technical problems in the development and commercial release of new products and procedures such as the proposed MICRO21 Microscopic Workstation System, the HSM and the USM; the expense, delays and potential setbacks in development of competent and capable sales and marketing teams and service teams for penetration and support of the market for the MICRO21 system, including but not limited to the pharmaceutical and veterinary lab market; delays in closing sales of systems placed for evaluation due to length of the closing cycle, uncertainty due to industry consolidation and customer budget processes and restrictions; the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other governmental clearance or approval for new products and new procedures for use on the MICRO21 system; the uncertainty of profitability and sustainability of revenues and profitability; the possibility that agreements with a potential strategic partner candidate will not be consummated or will not result in significant improvements in results; the Company's limited manufacturing experience; fluctuations in operating results; the Company's ability to its protect trade secrets and proprietary technology; competition and technological change in the industry in which the Company is engaged; product liability and the ability of the Company to obtain adequate insurance for product liability; uncertainty of third party reimbursement and health care reform policies; and government regulation. The Company cannot assure that it will be able to anticipate or respond timely to any of the factors, or changes in any of the factors, listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

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


                                               INTELLIGENT MEDICAL IMAGING, INC.


Date:      November 16, 1998                   By: /S/ TYCE M. FITZMORRIS
                                                  ------------------------------
                                                       Tyce M. Fitzmorris,
                                                       President and Chief
                                                         Executive Officer


Date:      November 16, 1998                   By: /S/ GENE M. COCHRAN
                                                  ------------------------------
                                                       Gene M. Cochran,
                                                       Chief Financial Officer