Form 10-K
period 1998-12-31
INTELLIGENT MEDICAL IMAGING INC
filed 1999-04-16
CIK 930090

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING PRICE OF SUCH STOCK ON APRIL 9, 1999, AS REPORTED BY NASDAQ, WAS APPROXIMATELY $12,779,888. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5 PERCENT OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK ON APRIL 9, 1999, WAS 12,280,021.

                        INTELLIGENT MEDICAL IMAGING, INC.
                             FORM 10-K ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 1998

Part I

Item 1. Business...............................................................1
           A. General..........................................................1
           B. Financial Information about Industry Segments....................4
           C. Description of Business..........................................4

Item 2. Properties.............................................................8

Item 3. Legal Proceedings......................................................8

Item 4. Submission of Matters to a Vote of Security Holders....................8


Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters..8

Item 6. Selected Financial Data...............................................10

Item 7. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations......................................12
           A. Overview........................................................12
           B. Results of Operations...........................................14
           C. Liquidity and Capital Resources.................................14
           D. Outlook.........................................................15
           E. Other Factors Relating to Forward-Looking Statements............17

Item 8. Financial Statements and Supplementary Data..........................F-1
                Report of Independent Certified Public Accountants...........F-2
                Balance Sheets...............................................F-3
                Statements of Operations.....................................F-4
                Statements of Shareholders' Equity...........................F-5
                Statements of Cash Flows.....................................F-6
                Notes to Financial Statements................................F-8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................18


Part III

Item 10. Directors and Executive Officers of the Registrant...................18

Item 11. Executive Compensation...............................................20

Item 12. Security Ownership of Certain Beneficial Owners and Management.......27

Item 13. Certain Relationships and Related Transactions.......................28


Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.......30

Part I.

Item 1.  BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Intelligent Medical Imaging, Inc.(TM) ("IMI") could differ materially from IMI's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations." All period references are to IMI's fiscal periods ended December 31, 1998, December 31, 1997, December 31, 1996, or December 31, 1995, unless otherwise indicated.

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

In December 1998 the Company's new blood slide maker, the Hematology Slide Maker
(TM) ("HSM") was commercially released. The HSM fully automates the process of blood slide making/staining. The HSM was designed so that results from the hematology analyzers manufactured by Bayer and Beckman-Coulter can trigger the automatic preparation of a slide, providing the lab significant labor savings and improved operational efficiency. Once prepared, the slides can be automatically reviewed by the MICRO21, providing even greater labor savings and improved operational efficiency.

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

During the fourth quarter of 1997, the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short -term rental program may require that the Company secure additional financing.

On April 20, 1998, the Company signed a customer financing agreement with Prime Capital Corp. ("Prime") to provide up to $36 million of financing for customers acquiring the MICRO21 System Workstation. Under the terms of the agreement, the Company and Prime agreed to establish a wholesale customer finance relationship under which Prime agreed to provide a "Private Label Fee Per Slide" financing facility to customers of the Company for an ongoing vendor leasing program. Prime agreed to provide up to $12 million of customer financing per year over three years. Notwithstanding the execution of this agreement, as of April 9, 1999 the Company and Prime have not established a customer finance relationship and none of the Company's customers have obtained financing under this agreement with Prime. If and when it is ever implemented this agreement will provide a financing alternative for IMI's customers.

On June 30, 1998 the Company completed the sale of $3,000,000 of 6% convertible debentures, due June 30, 2001 (the "Debentures"). See Footnote 8 of Notes to Financial Statements in Part II, Item 8 of this Form 10-K. As of April 9, 1999, the holder of the Debentures had converted $345,000 of the original $3,000,000 principal amount of the Debentures into shares of the Company's common stock, leaving Debentures in the principal amount of $2,655,000 outstanding as of April 9, 1999. If the Company's common stock is delisted from the Nasdaq National Market and not allowed to be listed on the Nasdaq SmallCap Market as discussed below, the Debentures will be in default. The Company does not have capital available to pay the outstanding principal amount of the Debentures in the event of such a default.

On August 14, 1998 the Company received full repayment of all amounts due with respect to an advance which the Company made to the Company's President in January 1998 in the amount of $196,000. With respect to repayment of the Company's advance to a former director, R. Wayne Fritzsche, as of December 31, 1998 payments in the amount of $290,000, plus a $75,000 credit offset for consulting fees past due or payable to Mr. Fritzsche by the Company, had been applied against the amount due, leaving a balance due of $86,684.

Repayment of the balance of $86,684 has been extended to August 28, 1999.

On October 30, 1998 the Company was notified by Nasdaq of a potential delisting of the Company's common stock from the Nasdaq National Market, effective February 1, 1999, due to the Company's failure to comply with Nasdaq's $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. On January 28, 1999 the Company requested a hearing before a Nasdaq hearing panel to appeal the proposed delisting, which effectively staying the delisting of the Company's common stock. On March 25, 1999 the Company was further notified by Nasdaq that the Company did not meet the $4,000,000 net tangible assets requirement for continued listing on the Nasdaq National Market. The Company's request for a hearing was granted by Nasdaq and the hearing was held on April 8, 1999. The Company expects Nasdaq to render a decision on the Company's appeal of the proposed delisting within three weeks of the date of the hearing. In the event that the Company's appeal is denied and the Company's common stock is delisted from the Nasdaq National Market, the Company has requested that Nasdaq permit the Company's common stock to be listed on the Nasdaq Smallcap Market. There can be no assurance that the Company's appeal of Nasdaq's proposed delisting of the Company's common stock will be successful and it appears likely that the Company's common stock will eventually be delisted from the Nasdaq National Market. There also can be no assurance that Nasdaq will permit the Company's common stock to be listed on the Nasdaq Smallcap Market since such listing will require that the Company convince Nasdaq that it can sustain long term compliance with all applicable continued listing requirements. In the event that the Company's common stock is delisted from the Nasdaq National Market and the Company is not successful in its request that its common stock be listed on the Nasdaq Smallcap Market, the Company's common stock will commence trading on the OTC Bulletin Board, in which case a shareholder may find it more difficult to sell, or to obtain quotations as to the price of, the Company's common stock. In addition, the failure of the Company's common stock to be listed for trading on the Nasdaq National Market or the Nasdaq Smallcap Market would constitute an event of default under the Debentures, in which event the full principal amount of the Debentures, together with all accrued interest thereon, would become immediately due and payable in cash and the availability of any remaining borrowing capacity under the related convertible debenture agreement could be further limited. Pending the Nasdaq hearing panel's decision, the Company's common stock will remain listed on Nasdaq's National Market System.

On November 16, 1998 the Company entered into three related agreements with Bayer Corporation ("Bayer") involving the Company's blood slide maker, the HSM. The three agreements, a Licensing Agreement, Instrument Supply Agreement and an After Market Supply Agreement, provide Bayer with certain non-exclusive rights to manufacture and sell products based on the HSM. Pursuant to the Licensing Agreement Bayer paid the Company a one-time licensing fee of $1,100,000. The Licensing Agreement further provides for Bayer to pay the Company a royalty payment of $2,000 on each of the first 400 HSM-based units it manufactures and sells in exchange for the non-exclusive right to manufacture and sell HSM-based products and the right to negotiate for the manufacture and distribution of the Company's MICRO21 System, Urine Slide Maker ("USM") and any other new Company products. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Finally, pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of (a) three years following Bayer's sale of 200 HSMs or (b) five years after Bayer's initial sale of an HSM.

On November 23, 1998, the Company entered into an Invoice Purchase and Sale Agreement with Finova Capital Corporation ("Finova") pursuant to which Finova purchased certain invoices from the Company at an invoice purchase price of 95% of the net amount of the invoice. Eighty percent (80%) of the purchase price is payable to the Company at the time of the acceptance of the invoice by Finova and the remainder of the purchase price is due to the Company upon payment of the invoice by the account debtor. As of April 9, 1999, the Company had sold invoices with an aggregate net amount of $1,057,000 to Finova.

On December 17, 1998, the Company entered into a distribution agreement with Beckman-Coulter involving the Company's blood slide maker, the HSM. The non-exclusive distribution agreement has a term of ten years and allows Beckman-Coulter to obtain the HSM on a volume discount basis for re-sale to its customers. Domestically IMI will have prime responsibility for customer support, with Beckman-Coulter field support personnel providing installation and field maintenance services on a fixed fee basis. In foreign markets, Beckman-Coulter will have total responsibility for customer support. Beckman-Coulter will recommend IMI as the sole source for consumables on all HSMs it sells, domestically and overseas. As of April 9, 1999, Beckman-Coulter had purchased two HSMs under the distribution agreement.

The Company has implemented strategic steps in an effort to remain viable until sufficient market penetration for the Company's products is achieved. This plan, which includes personnel reductions, has reduced monthly expenditures from approximately $1,100,000 in July 1998 to $350,000 as of April 9, 1999, with the reduction in extraordinary development expenditures coinciding with the completion of the HSM instrument and across the board reductions in IMI's operating costs. In connection with these cost reductions, the Company decided to discontinue its operations in Europe and, instead, rely on qualified distributors. The IMI Europe office was officially closed on July 31, 1998.

The Company has also reduced sales expenditures, while emphasizing a sales process that better targets prospective customers who are closest to making a purchase decision. The reduction of sales expenditures is in furtherance of the strategy of focusing on specific customer groups and markets and the de-emphasis on providing total market coverage to all types of prospects. The Company is implementing a plan that will segment the market according to product fit and geographic location.

Notwithstanding the reductions in personnel and corporate expenditures and the strategic planning referenced above, the Company has depleted its cash reserves and has been delinquent in its payroll obligations since March 31, 1999. As of April 9, 1999 the Company is delinquent in its payroll obligations (including wages, severance pay and accrued vacation pay) in the amount of $189,000. The Company is also currently delinquent in the payment of its accounts payable. In addition, the Company is currently in default in the amounts of $57,213 and $175,280 with respect to the payment of two secured promissory notes to the Company's legal counsel. These promissory notes were executed to provide for the payment of past due legal fees owed to the Company's legal counsel, Edwards & Angell, LLP. The Company's failure to pay its employees will adversely affect the Company's efforts to maintain a competent and capable sales and marketing staff. The Company will continue to lose employees unless it can raise capital promptly. In addition, the Company's inability to timely pay its accounts payable has had an adverse effect on the Company's relationship with its vendors, resulting in some vendors refusing to ship products or to provide services to the Company. The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all. If the Company's efforts to raise capital are unsuccessful, the Company will have to cease operations.

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

Currently under development is a procedure for urine sediment analysis, which is broadly used to screen urinary tract and renal functions and to establish diagnosis of multiple kidney and urinary tract diseases. FDA 510(k) submission for this procedure was approved in 1998.

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

In December 1998 the Company's new blood slide maker, HSM, was commercially released. The HSM fully automates the process of blood slide making/staining. The HSM was designed so that results from the hematology analyzers manufactured by Bayer and Beckman-Coulter can trigger the automatic preparation of a slide, providing the lab significant labor savings and improved operational efficiency. Once prepared, the slides can be automatically reviewed by the MICRO21, providing even greater labor savings and improved operational efficiency.

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

The goal of IMI's product development is to allow the MICRO21 to be used in conjunction with other laboratory equipment automatically and eliminate the need for much of the time-consuming and potentially dangerous handling of samples. New products under development include:

o Urine Slide Maker, an automated slide maker which will prepare urine samples for examination by a technologist or by the MICRO21; and

o CoreLab, IMI's total hematology solution. It will be designed to be integrated with many hematology analyzers on the market today and will automatically respond to flags for full sample examination, prepare slides as required and perform the search and display functions using the MICRO21 system.

The  Company  spent  approximately   $5,311,333,   $5,022,670,   $2,113,565  and
$1,793,769  on  research  and   development  in  1998,   1997,  1996  and  1995,
respectively.

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

EMPLOYEES

As of April 9, 1999, the Company had 34 full-time employees. The Company also has consulting arrangements with three additional persons. Of its total workforce (including the three consultants), 15 persons are engaged in research and development activities, 4 persons are engaged in manufacturing and quality assurance, 6 are engaged in sales and marketing, 9 are engaged in customer support and 3 are devoted to administrative functions. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES

As of April 9, 1999, the Company's headquarters are located in approximately 5,116 square feet of leased office space at 4360 Northlake Boulevard, Palm Beach Gardens, Florida 33410. During 1998 the Company office space was reduced from 10,700 square feet to 5,116 square feet as certain expiring leases were not renewed. The terms of the remaining leases for the Company's office space expire on May 31, 1999 and September 30,1999, respectively. The Company does not intend to renew these leases. In January 1997, the Company moved its manufacturing division from 1006 W. 15th Street, Riviera Beach, Florida to 20,800 square feet of leased office and manufacturing space located at 3960 RCA Boulevard, Palm Beach Gardens, Florida. The lease for the manufacturing facility expires April 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

DIASYS CORPORATION. In November 1996, the Company and DiaSys Corporation ("DiaSys") (Nasdaq, DIYS) entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys designs, develops, manufactures and distributes workstation products which prepare fluid samples. Under the DiaSys Agreement, the Company was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when the Company rejected products delivered by DiaSys and returned them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys sought damages in excess of $1,000,000 for the Company's alleged breach of the DiaSys Agreement and the Company's alleged defamation of DiaSys and its products. The Company filed its response on February 9, 1998, denying that it breached the DiaSys Agreement or defamed DiaSys, stating that it properly rejected products supplied by DiaSys due to non-conformance and seeking damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in the Company's product development efforts caused by DiaSys's breach of the DiaSys Agreement. On October 7, 1998 the arbitration hearings were completed and on November 6, 1998 written arguments were presented to the arbitration panel. On December 15, 1998, the arbitration panel issued its findings in this dispute. The panel found that the Company breached its contract with DiaSys by failing to provide DiaSys with an adequate opportunity to repair or replace goods DiaSys delivered to the Company which the Company contended were non-conforming. The arbitration panel rejected DiaSys' claim for lost profits and limited DiaSys' recoverable damages to its actual costs to produce and deliver the units sold to the Company, including allocable overhead, and its attorneys fees, less net proceeds realized from the resale of the returned units. The panel will hear additional evidence on the calculation of these limited damages. The arbitration panel additionally determined that IMI libeled DiaSys but awarded damages of only $10,000 to DiaSys on this claim. While the Company believes the calculation of DiaSys' recoverable damages will result in minimal damages, there can be no assurance that the damages which are awarded to DiaSys will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome. As of December 31, 1999, the Company has not accrued any loss contingencies or related expenses in connection with this arbitration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    Part II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the Nasdaq National Market System under the symbol "IMII." On October 30, 1998 the Company was notified by Nasdaq of a potential delisting of the Company's common stock from the Nasdaq National Market due to the Company's failure to comply with Nasdaq's $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. The Company appealed this proposed delisting and on April 8, 1999 the Company's appeal of this proposed delisting was heard by a Nasdaq hearing panel. A decision on the Company's appeal is expected within three weeks of the hearing date. Pending the Nasdaq hearing panel's decision, the Company's common stock will remain listed on Nasdaq's National Market System. See "General" above for more information on the proposed Nasdaq delisting. The following table represents the high and low bid prices for the Company's common stock for each quarter of fiscal 1997 and 1998, as reported by the Wall Street Journal.

                 1998          High      Low

              4th Quarter     $1.19     $0.44
              3rd Quarter     $3.75     $0.56
              2nd Quarter     $5.00     $2.81
              1st Quarter     $4.00     $1.31

                 1997         High      Low

              4th Quarter     $5.25     $3.00
              3rd Quarter     $7.47     $4.13
              2nd Quarter     $6.38     $4.00
              1st Quarter     $8.25     $5.25

As of March 23, 1999, there were 171 registered shareholders of record of the Company's common stock, excluding shareholders whose shares are held in nominee or street name by brokers.

The Company has not paid in the past, and does not anticipate paying in the foreseeable future, any cash dividends. The Company intends to retain future earnings to develop and expand its business. Any further determination to pay dividends will be at the discretion of the Company's Board of Directors and is subject to certain limitations under the General Corporation Law of the State of Delaware and will depend upon the Company's results of operations, financial condition and other factors deemed relevant by the Board of Directors

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31
                                                                 ----------------------

                                             1994           1995        1996          1997          1998
                                             ----           ----        ----          ----          ----

STATEMENTS OF OPERATIONS DATA
Product sales and License fees net          $118,173    $1,392,883   $1,460,675    $3,770,489     3,762,035
Cost of sales                                    --      1,135,499    1,227,216     3,328,394     3,731,709
                                                 --      ---------    ---------     ---------     ---------

Gross margin                                 118,173       257,384      233,459       442,095        30,326

Operating expenses:
     Selling, general and
     administrative                        1,215,686     2,462,553    3,960,625     8,183,800     9,032,740
     Research and development              1,101,463     1,793,769    2,113,565     5,022,670     5,311,333
     Provision for contract
       settlement                                 --            --    2,062,000            --            --
                                                  --            --    ---------            --            --
Total operating expenses                   2,317,149     4,256,322    8,136,190    13,206,470     14,344,073
                                           ---------     ---------    ---------    ----------     ----------

Loss from operations                      (2,198,976)   (3,998,938)  (7,902,731)  (12,764,375)  (14,313,747)

Other income (expense):
     Interest income                              --        13,046    1,112,227     1,035,210       198,125
     Interest expense                       (216,879)     (175,074)    (141,699)           --    (1,051,711)
                                            --------      --------     --------            --    ----------

Other income (expense)                      (216,879)     (162,028)     970,528     1,035,210      (853,586)

Loss before extraordinary item            (2,415,855)   (4,160,966)  (6,932,203)  (11,729,165)  (15,167,333)

Extraordinary item--gain on early
extinguishment of debt                            --       173,575        76,475           --           --
                                                  --       -------        ------           --           --

Net loss                                  ($2,415,855)  ($3,987,391) ($6,855,728) ($11,729,165)  (15,167,333)
                                          ===========   ===========  ===========  ============   ===========

Loss per common share - basic and
  diluted (1):

     Before extraordinary item                 ($0.75)       ($0.73)      ($0.70)       ($1.07)       ($1.33)
     Extraordinary item--gain on early
     extinguishment of debt                        --          .03           .01            --             --
                                                   --            --           --            --             --
       Net loss per common share - basic
       and diluted                             ($0.75)       ($0.70)      ($0.69)       ($1.07)       ($1.33)
                                               ======        ======       ======        ======        ======

Weighted average number of common
shares outstanding (1)                       3,213,678     5,720,640    9,937,440    10,952,330    11,419,666
                                             =========     =========    =========    ==========    ==========

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------

                                         1994          1995          1996          1997          1998
                                         ----          ----          ----          ----          ----

BALANCE SHEET DATA
Cash and investments available-
     for-sale                           $1,494,481       $75,821   $25,081,873    $7,083,173        31,923
Total assets                             2,406,769     2,705,330    30,732,023    17,406,409     8,545,353
Total debt and non-current
     obligations                         3,860,379     2,182,160            --            --     3,294,526

Accumulated deficit                    (4,560,996)   (8,548,387)  (15,346,088)  (27,102,275)  (40,300,613)
Total shareholders' equity
     (net capital deficiency)          (2,480,816)   (1,225,022)    26,866,695    15,317,345     1,746,410






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

During the fourth quarter of 1997, the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short -term rental program may require that the Company secure additional financing.

On April 20, 1998, the Company signed a customer financing agreement with Prime Capital Corp. ("Prime") to provide up to $36 million of financing for customers acquiring the MICRO21 System Workstation. Under the terms of the agreement, the Company and Prime agreed to establish a wholesale customer finance relationship under which Prime will provide a "Private Label Fee Per Slide" financing facility to customers of the Company for an ongoing vendor leasing program. Prime agreed to provide up to $12 million of customer financing per year over three years. Notwithstanding the execution of this agreement, as of April 9, 1999 the Company and Prime had not established a customer finance relationship and none of the Company's customers have obtained financing under this agreement with Prime. If and when it is ever implemented, this agreement will provide a financing alternative for IMI's customers.

On June 30, 1998 the Company completed the sale of $3,000,000 of 6% convertible debentures, due June 30, 2001 (the "Debentures"). See Footnote 8 of Notes to Financial Statements in Part II, Item 8 of this Form 10-K. As of April 9, 1999, the holder of the Debentures had converted $345,000 of the original $3,000,000 principal amount of the Debentures into shares of the Company's common stock, leaving Debentures in the principal amount of $2,655,000 outstanding as of April 9, 1999. If the Company's common stock is delisted from the Nasdaq National Market and not allowed to be listed on the Nasdaq SmallCap Market as discussed below the Debentures will be in default. The Company does not have capital available to pay the outstanding principal amount of the Debenture in the event of such a default.

On August 14, 1998 the Company received full repayment of all amounts due with respect to an advance which the Company made to the Company's President in January 1998 in the amount of $196,000. With respect to repayment of the Company's advance to a former director, R. Wayne Fritzsche, as of December 31, 1998 payments in the amount of $290,000, plus a $75,000 credit offset for consulting fees past due or payable to Mr. Fritzsche by the Company, have been applied against the amount due, leaving a balance due of $86,684.
Repayment of the balance of $86,684 has been extended to August 28, 1999.

On October 30, 1998 the Company was notified by Nasdaq of a potential delisting of the Company's common stock from the Nasdaq National Market, effective February 1, 1999, due to the Company's failure to comply with Nasdaq's $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. On January 28, 1999 the Company requested a hearing before a Nasdaq Hearing Panel to appeal the proposed delisting, which effectively stayed the delisting of the Company's common stock. On March 25, 1999 the Company was further notified by Nasdaq that the Company did not meet the $4,000,000 net tangible assets requirement for continued listing on the Nasdaq National Market. The Company's request for a hearing was granted by Nasdaq and the hearing was held on April 8, 1999. The Company expects Nasdaq to render a decision on the Company's appeal of the proposed delisting within three weeks of the date of the hearing. In the event that the Company's appeal is denied and the Company's common stock is delisted from the Nasdaq National Market, the Company has requested that Nasdaq permit the Company's common stock to be listed on the Nasdaq SmallCap Market. There can be no assurance that the Company's appeal of Nasdaq's proposed delisting of the Company's common stock will be successful and it appears likely that the Company's common stock will eventually be delisted from the Nasdaq National Market. There also can be no assurance that Nasdaq will permit the Company's common stock to be listed on the Nasdaq SmallCap Market since such listing will require that the Company convince Nasdaq that it can sustain long term compliance with all applicable continued listing requirements. In the event that the Company's common stock is delisted from the Nasdaq National Market and the Company is not successful in its request that its common stock be listed on the Nasdaq SmallCap Market, the Company's common stock will commence trading on the OTC Bulletin Board, in which case a shareholder may find it more difficult to sell, or to obtain quotations as to the price of, the Company's common stock. In addition, the failure of the Company's common stock to be listed for trading on the Nasdaq National Market or the Nasdaq SmallCap Market would constitute an event of default under the Debentures, in which event the full principal amount of the Debentures, together with all accrued interest thereon, would become immediately due and payable in cash and the availability of any remaining borrowing capacity under the related convertible debenture agreement could be further limited. Pending the Nasdaq hearing panel's decision, the Company's common stock will remain listed on Nasdaq's National Market System.

On November 16, 1998 the Company entered into three related agreements with Bayer Corporation ("Bayer") involving the Company's blood slide maker, the HSM. The three agreements, a Licensing Agreement, Instrument Supply Agreement and an After Market Supply Agreement, provide Bayer with certain non-exclusive rights to manufacture and sell products based on the HSM. Pursuant to the Licensing Agreement Bayer paid the Company a one-time licensing fee of $1,100,000. The Licensing Agreement further provides for Bayer to pay the Company a royalty payment of $2,000 on each of the first 400 HSM-based units it manufactures and sells in exchange for the non-exclusive right to manufacture and sell HSM-based products and the right to negotiate for the manufacture and distribution of the Company's MICRO21 System, Urine Slide Maker ("USM") and any other new Company products. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Finally, pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of (a) three years following Bayer's sale of 200 HSMs or (b) five years after Bayer's initial sale of an HSM. As of April 9, 1999, the Company has received the entire license fee of $1,100,000. At December 31, 1998, the Company had received $520,000 of the $1,100,000 license fee in connection with this agreement.

On November 23, 1998, the Company entered into an Invoice Purchase and Sale Agreement with Finova Capital Corporation ("Finova") pursuant to which Finova purchased certain invoices from the Company at an invoice purchase price of 95% of the net amount of the invoice. Eighty percent (80%) of the purchase price is payable to the Company at the time of the acceptance of the invoice by Finova and the remainder of the purchase price is due to the Company upon payment of the invoice by the account debtor. As of April 9, 1999, the Company had sold invoices with an aggregate net amount of $1,057,000 to Finova.

On December 17, 1998, the Company entered into a distribution agreement with Beckman-Coulter involving the Company's blood slide maker, the HSM. The non-exclusive distribution agreement has a term of ten years and allows Beckman-Coulter to obtain the HSM on a volume discount basis for re-sale to its customers. Domestically IMI will have prime responsibility for customer support, with Beckman-Coulter field support personnel providing installation and field maintenance services on a fixed fee basis. In foreign markets, Beckman-Coulter will have total responsibility for customer support. Beckman-Coulter will recommend IMI as the sole source for consumables on all HSMs it sells, domestically and overseas. As of April 9, 1999, Beckman-Coulter has purchased two HSMs under the distribution agreement.

The Company has implemented strategic steps in an effort to remain viable until sufficient market penetration for the Company's products is achieved. This plan, which includes personnel reductions, has reduced monthly expenditures from approximately $1,100,000 in July 1998 to $350,000 as of April 9, 1999, with the reduction in extraordinary development expenditures coinciding with the completion of the HSM instrument and across the board reductions in IMI's operating costs. In connection with these cost reductions, the Company decided to discontinue its operations in Europe and, instead, rely on qualified distributors. The IMI Europe office was officially closed on July 31, 1998.

The Company has also reduced sales expenditures, while emphasizing a sales process that better targets prospective customers who are closest to making a purchase decision. The reduction of sales expenditures is in furtherance of the strategy of focusing on specific customer groups and markets and the de-emphasis on providing total market coverage to all types of prospects. The Company is implementing a plan that will segment the market according to product fit and geographic location.

Notwithstanding the reductions in personnel and corporate expenditures and the strategic planning referenced above, the Company has depleted its cash reserves and has been delinquent in its payroll obligations since March 31, 1999. As of April 9, 1999 the Company is delinquent in its payroll obligations (including wages, severance pay and accrued vacation pay) in the amount of $189,000. In addition, the Company is currently delinquent in the payment of its accounts payable. In addition, the Company is currently in default in the amounts of $57,213 and $178,280 with respect to the payment of two secured promissory notes to the Company's legal counsel, Edwards & Angell, LLP. The Company's failure to pay its employees is likely to adversely affect the Company's efforts to maintain a competent and capable sales and marketing staff. The Company will continue to lose employees unless it can raise capital promptly. In addition, the Company's inability to timely pay its accounts payable has had an adverse effect on the Company's relationship with its vendors, resulting in some vendors refusing to ship products or to provide services to the Company. The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations.
Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all. If the Company's efforts to raise capital are unsuccessful, the Company will have to cease operations.

B.  RESULTS OF OPERATIONS

Product sales for 1998 were $3,162,035 as compared to $3,770,489 in 1997. The decrease in product sales for 1998 was primarily due to a decrease in sales of the MICRO21 in the international market and less sales than expected in the United States. License fees in 1998 of $600,000 were earned in connection with the Bayer Agreement.

Cost of sales for 1998 were $3,731,709 as compared to $3,328,394 in 1997. The increase in costs of sales for 1998 is primarily attributable to depreciation recorded on revenue equipment, allowances for obsolete inventory and costs associated with idle capacity.

Selling, general and administrative expenses were $9,032,740 in 1998, compared with $8,183,800 in 1997. Selling, general and administrative expenses increased in 1998 primarily due to the continued growth of the Company through the first quarter of 1998 due to the need for additional personnel following the Company's termination of the Coulter Agreement. In 1998, selling, general and administrative expenses included consulting fees of $511,651 and the amortization of deferred compensation of $185,252 associated with common stock issued to employees and members of the Board of Directors. Selling, general and administrative expenses should decrease substantially now that the Company has taken drastic measures to reduce operating expenses.

Research  and  development  expenses  were  $5,311,333  in 1998,  compared  with
$5,022,670 in 1997. Research and development expenses increased in 1998 primarily due to resources being utilized in the development of the recently released Hematology Slide Maker and the Urine Slide Maker-which is still in the development stage.

Interest income was $155,914 in 1998, a 84.9% decrease from $1,035,210 in 1997. The decrease in 1998 was primarily due to a decrease in investment funds. Investments decreased because the funds were used to maintain operations.

Interest  expense  was  $1,051,711  in  1998  and $0 in  1997,  an  increase  of
$1,051,711. In 1998, the increase in interest expense was due to the amortization of discounts relating to the sale of $3,000,000 of 6% convertible debentures. See footnote 8 of Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

Other income in 1998 consists primarily of foreign currency adjustments resulting from transactions occurring in overseas markets.

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

Investments available-for-sale in 1997 consisted of cash, cash equivalents, asset-backed securities, corporate bonds and U.S. Government agency bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Unrealized holding gains and losses on securities classified as available-for-sale are reported as a separate component of shareholders' equity. During 1998, 1997 and 1996, the Company had cash flow used in operations of $9,769,902, $17,126,837 and $6,966,570, respectively. The decrease in cash flows was primarily due to major reductions in inventory and the elimination of the contingent settlement liability.

For the year ended December 31, 1998, net cash provided by investing activities of $5,856,875 was primarily the result of sales of investments available-for-sale for use in operations. In 1997 net cash provided by investing activities also was primarily the result of sales of investmnets. In 1996, the Company used cash of $25,501,141 to purchase investments available-for-sale and property and equipment.

For the year ended December 31, 1998, net cash provided by financing activities of $3,091,786 was primarily the result of proceeds from the sale of convertible debentures. During 1997 and 1996, the Company had cash provided by financing activities of $113,585 and $32,679,891, respectively, primarily due to proceeds from the sale of common stock from the Company's initial public offering and convertible notes in private placements.

At December 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $35,615,000 available for income tax purposes that expire in 2010 through 2018. Section 382 of the Internal Revenue Code, as amended, limits the amount of federal taxable income that may be offset by pre-existing NOLs of a corporation following a change in ownership (Ownership Change) of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock. The Company has not completed a study to determine the effects that this change of ownership will have on these net operating losses.

On November 23, 1998, the Company entered into an Invoice Purchase and Sale Agreement with Finova Capital Corporation ("Finova") pursuant to which Finova purchased certain invoices from the Company at an invoice purchase price of 95% of the net amount of the invoice. Eighty percent (80%) of the purchase price is payable to the Company at the time of the acceptance of the invoice by Finova and the remainder of the purchase price is due to the Company upon payment of the invoice by the account debtor. As of April 9, 1999, the Company had sold invoices with an aggregate net amount of $1,057,000 to Finova.

The Company's business strategy is taking longer to accomplish and is proving to be more costly than originally anticipated. Currently, the Company does not have, and is not generating from operations, sufficient cash to meet its obligations as they become due. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of the termination of the Coulter Agreement (see Note 11) adversely affected the Company's business, reuslts of operations and financial condition in 1998, 1997 and 1996. The Company's 1999 operating plan contemplates focusing activities on expanding sales revenue through the efforts of its internal sales, until sufficient market penetration for the Company's products is achieved. This plan which commenced in 1998, includes personnel reductions and reductions in other operating costs.

The Company has depleted its cash reserves and has been delinquent in its payroll obligations since March 31, 1999. As of April 9, 1999 the Company is delinquent in its payroll obligations (including wages, severance pay and accrued vacation pay) in the amount of $189,000. In addition, the Company is currently delinquent in the payment of its accounts payable in the amount of $1.6 million and is in default on a note payable in the amount of $128,780 due to failure to pay the note at its maturity date. At December 31, 1998, the Company had no cash as compared to $853,164 at December 31, 1997. As such, it will be necessary for the Company to raise significant capital within the next _____ days in order to continue operations. The Company is currently seeking alternative sources of financing and exploring strategic alternatives. There can be no assurance that such funds can be obtained on favorable terms if at all. If the Company's efforts to raise capital are unsuccessful, the Company will have to cease operations.

The Company's independent accountants have included an explanatory paragraph in their report making reference to Note 15 to the financial statements, which discusses the fact that the Company's financial statements for the years ended December 31, 1998 and 1997 have been prepared assuming that the Company will continue as a going concern, and that the substantial losses from operations suffered by the Company, its significant reliance on obtaining capital to satisfy its liquidity requirements, its default on the note payable referenced above and the potential violation of one of its debenture covenants described in the overview above, raise substantial doubt about the Company's ability to continue as a going concern.

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

BUILD-UP OF THE COMPANY'S INTERNAL SALES FORCE; CHANGES IN SALES STRATEGY. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of termination of the Coulter Agreement have adversely affected the Company's business, results of operations and financial condition in 1998 and may continue to do so through 1999. However, the Company believes that its understanding of the nature of and advantages of the use of the MICRO21 system and the training it provides and will provide to its internal sales, marketing and service force will ultimately position the Company to achieve better results by selling MICRO21 systems directly to end users than the Company has realized or could realize with an exclusive distribution relationship with one distributor. In addition, the Company's ability to set prices and to sell the MICRO21 system directly to end users provides the Company with a greater ability to enter into more flexible pricing arrangements with end users who lease or purchase a MICRO21 system. Such flexibility may increase the number of end users who are financially able to purchase or lease a MICRO21 system, result in increased margins on a per-unit basis, and result in increased gross and net revenues to the Company for 1998 and beyond. However, there can be no guarantee or assurance that increased pricing flexibility and direct selling efforts by the Company will result in an increase in the number of potential end users, an increase in sales, or greater margins or gross or net revenues. In addition, while the Company intends to focus its marketing and sales efforts on direct sales, the Company may continue to sell MICRO21 systems to Coulter pursuant to the Settlement Agreement and to other distributors for resale to customers, and substantial sales to distributors may be possible only at transfer prices substantially lower than projected prices for direct sales.

In addition to the foregoing considerations, during the fourth quarter of 1998 the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short -term rental program may require that the Company secure additional financing. Additional funds for this purpose may be sought through equity or debt financings. There can be no assurance that commitments for such financings can be obtained on favorable terms, if at all.

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

CONSOLIDATION OF MANAGEMENT OF HEALTH CARE FACILITIES. The continuing trend toward consolidation of laboratories and hospitals by acquisitions and through the formation of affiliated and nonaffiliated purchasing groups will create opportunities for penetration of the market by sales efforts directed at the principal decision makers for such groups. IMI entered into two group purchasing agreements in 1998. The first was with Amerinet, a network of over 1900 hospitals and 43 independent laboratories. The second was with Magnet, a network with over 900 hospitals. Market penetration could be more difficult if sales of MICRO21 systems are not made through such large purchasing groups.

ARBITRATION WITH DIASYS CORPORATION. In November 1996, the Company and DiaSys Corporation ("DiaSys") (Nasdaq, DIYS) entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys designs, develops, manufactures and distributes workstation products which prepare fluid samples. Under the DiaSys Agreement, the Company was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when the Company rejected products delivered by DiaSys and returned them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys sought damages in excess of $1,000,000 for the Company's alleged breach of the DiaSys Agreement and the Company's alleged defamation of DiaSys and its products. The Company filed its response on February 9, 1998, denying that it breached the DiaSys Agreement or defamed DiaSys, stating that it properly rejected products supplied by DiaSys due to non-conformance and seeking damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in the Company's product development efforts caused by DiaSys's breach of the DiaSys Agreement. On October 7, 1998 the arbitration hearings were completed and on November 6, 1998 written arguments were presented to the arbitration panel. On December 15, 1998, the arbitration panel issued its findings in this dispute. The panel found that the Company breached its contract with DiaSys by failing to provide DiaSys with an adequate opportunity to repair or replace goods DiaSys delivered to the Company which the Company contended were non-conforming. The Arbitration Panel rejected DiaSys' claim for lost profits and limited DiaSys' recoverable damages to its actual costs to produce and deliver the units sold to the Company, including allocable overhead, and its attorneys fees, less net proceeds realized from the resale of the returned units. The panel will hear additional evidence on the calculation of these limited damages. The arbitration panel additionally determined that IMI libeled DiaSys but awarded damages of only $10,000 to DiaSys on this claim. While the Company believes the calculation of DiaSys' recoverable damages will result in minimal damages, there can be no assurance that the damages which are awarded to DiaSys will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. As of December 31, 1998, the Company has accrued $10,000 in connection with this arbitration.

YEAR 2000 COMPLIANCE. The Company has implemented a process for identifying, prioritizing and modifying or replacing certain computer and other systems and programs that may be affected by the Year 2000 issue. The Company is also monitoring the adequacy of the manner in which certain third parties and third party vendors of systems are attempting to address the Year 2000 issue. The Company has substantially completed an assessment of its computer and embedded systems and determined that it needed to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. While the Company believes its process is designed to be successful, because of the complexity of the Year 2000 issue, and the interdependence of organizations using computer systems, it is possible that the Company's efforts, or those of third parties with whom the Company interacts, will not be successful or satisfactorily completed in a timely fashion.

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

E. OTHER FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including, without limitation, those described under "Outlook" above, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. Such factors include, among others, those described in Item 1. "Business," Item 3. "Legal Proceedings," and Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the following:

o the immediate need for the Company to raise significant additional capital to satisfy delinquent payroll and accounts payable obligations and finance operations in the near-term, and the inability to provide assurances that such capital will be available on terms favorable to the Company, if at all;

o the delay in the Company's achievement of substantial market penetration and widespread acceptance of the MICRO21 system;

o the uncertainty of the commercial viability and potential market acceptance of other IMI products such as the newly developed HSM and USM, which have not yet been manufactured or sold in commercial volumes;

o the potential failure of the Company's sales team, Bayer Corporation and Beckman-Coulter or other distributors to sell HSMs in amounts sufficient to generate a meaningful recurring revenue base associated with HSM consumables and to sell MICRO21 systems in amounts sufficient to help the Company achieve its sales goals;

o uncertainty as to whether strategic partners will become involved in MICRO21 sales;

o uncertainty as to the ability of the Company to achieve sales and marketing goals following implementation of the Company's revised sales approach, including increased reliance on strategic partners for worldwide sales/service and reductions in the Company's sales and marketing personnel, due to the decrease in personnel, and the possible adverse impact on potential customer perception of the Company;

o uncertainty due to industry consolidation and customer budget processes and restrictions;

o the possibility that the Company's appeal of Nasdaq's proposed delisting will be unsuccessful, resulting in the termination of listing of the Company's common stock on Nasdaq or that, even if such appeal is successful, the Company's future financial results will not sustain continued listing on Nasdaq;

o the possibility that agreements with strategic partners will not result in significant improvements in results; o the uncertainty as to the actual amount of damages which the Company will be obligated to pay DiaSys pursuant to a pending decision on damages by an arbitration panel;

o the risk that expansion of sales in foreign markets may be possible only through distributors, such as Coulter, at transfer prices too low for favorable profitability;

o the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other government clearance or approval for new products and new procedures for use on the MICRO21 system; and

o the uncertainty of profitability and sustainability of revenues and profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item can be found at the pages listed in the following index:

                                                                         PAGE

Report of Independent Certified Public Accountants                        F-2

Balance Sheets at December 31, 1998 and 1997                              F-3

Statements of Operations for the years ended
December 31, 1998, 1997 and 1996                                          F-4

Statements of Shareholders' Equity (Net Capital Deficiency)
for the years ended December 31, 1998, 1997 and 1996                      F-5

Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996                                          F-6

Notes to Financial Statements                                             F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Intelligent Medical Imaging, Inc.

We have audited the accompanying balance sheets of Intelligent Medical Imaging, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Medical Imaging, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with general accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Intelligent Medical Imaging, Inc. will continue as a going concern. As more fully described in Note 15, the Company has incurred operating losses each year since inception and has limited sources of financing available at December 31, 1998. Additionally, the Company is in default on outstanding notes payable and faces potential violation of its convertible debenture covenants. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP
                                                           ---------------------


West Palm Beach, Florida
April 9, 1999

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                                                December 31,
ASSETS                                                    1998             1997
                                                      -------------    -------------

Current assets:
 Cash                                                     $ 31,923        $ 853,164
 Investments available for sale                                  -        6,230,009
 Accounts receivable, net of allowance for               1,002,780          671,905
 uncollectible accounts of $40,000 at
 December 31, 1998 and 1997
 Note receivable, related party                             86,684                -
 Inventory                                               3,157,537        5,933,815
 Prepaid expenses                                           67,408           61,799
 Current portion of investment in sales-type leases        297,000          222,213
 Accrued interest receivable                                     -           13,151
                                                      -------------    -------------

Total current assets                                     4,643,332       13,986,056


Long-term portion of investment in sales-type leases       451,808          240,145
Revenue equipment, net                                     544,215          263,632
Property and equipment, net                              2,556,347        2,789,693
Other assets                                                52,650          126,883
Deferred financing costs, net of accumulated
amortization of $19,400                                    297,001                -
                                                      -------------    -------------
                                                       $ 8,545,353     $ 17,406,409
                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable in default                              $ 235,493              $ -
    Accounts payable                                     1,259,737        1,298,811
    Accrued salaries and benefits                          372,149          394,190
    Other accrued liabilities                              258,671          101,816
    Advances from factor                                   320,000                -
    Current portion of amount due to financing             297,000                -
companies
    Current portion of capital lease obligation             30,562                -
    Current portion of deferred revenue                    318,381           74,673
                                                      -------------    -------------

Total current liabilities                                3,091,993        1,869,490


Deferred revenue                                           412,424          219,574
Amount due to financing companies                          451,808                -
Capital lease obligation                                    54,719                -
Convertible debentures, net of unamortized discount      2,787,999                -
of $187,001

Stockholders' equity:
 Common Stock, $.01 par value-authorized 35,000,000
  shares; issued and outstanding, 11,631,484 shares
  in 1998 and 11,023,938 shares in 1997                    116,315          110,239
 Additional paid-in capital                             44,416,708       42,537,633
 Deferred compensation                                   (486,000)        (228,252)
 Net unrealized investment gains                                 0           31,005
 Accumulated deficit                                  (42,300,613)     (27,133,280)
                                                      -----------       -----------
Total shareholders' equity                              1,746,410       15,317,345
                                                       -----------     ------------
                                                       $ 8,545,353      $17,406,409
                                                      =============    =============

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                   1998                   1997                  1996
                                             ------------------     -----------------     ------------------

Product sales, net (Note 11)                       $ 3,162,035           $ 3,770,489            $ 1,460,675
License fees                                           600,000                     -                      -
                                             ------------------     -----------------     ------------------
                                                     3,762,035             3,770,489              1,460,675

Cost of sales                                        3,731,709             3,328,394              1,227,216
                                             ------------------     -----------------     ------------------
Gross margin                                            30,326               442,095                233,459

Operating expenses:
     Selling, general and administrative             9,032,740             8,183,800              3,960,625
     Research and development                        5,311,333             5,022,670              2,113,565
     Provision for contract settlement                       -                     -              2,062,000
                                             ------------------     -----------------     ------------------
Total operating expenses                            14,344,073            13,206,470              8,136,190
                                             ------------------     -----------------     ------------------
Loss from operations                              (14,313,747)          (12,764,375)            (7,902,731)
Other income (expense):
     Investment and interest income                    155,914             1,035,210              1,112,227

    Other income                                        42,211                     -                      -
     Interest expense                              (1,051,711)                     -              (141,699)
                                             ------------------     -----------------     ------------------
Other income (expense)                               (853,586)             1,035,210               970,528
                                             ------------------     -----------------     ------------------

Loss before extraordinary item                    (15,167,333)          (11,729,165)            (6,932,203)

Extraordinary item--gain on early
 extinguishment of debt                                      -                     -                 76,475
                                             -----------------      -----------------     -----------------

Net loss                                        $ (15,167,333)        $ (11,729,165)          $ (6,855,728)
                                            ==================      ================      =================

Loss per common share--basic and diluted:
     Before extraordinary item                         $(1.33)               $(1.07)                $(0.70)
                                             ==================     =================     ==================

Extraordinary item--gain on early
extinguishment of debt                                   0.00                  0.00                   0.01

Net loss per common share-basic and diluted            $(1.33)               $(1.07)                $(0.69)
                                             ==================     =================     ==================

Weighted average common
shares outstanding                                  11,419,666            10,952,330              9,937,440
                                             ==================     =================     ==================



                             SEE ACCOMPANYING NOTES

                        INTELLIGENT MEDICAL IMAGING, INC.
           STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)




                                       COMMON STOCK               ADDITIONAL                                       TOTAL
                                     ACCUMULATED                  PAID-IN           DEFERRED                    SHAREHOLDER'S
                                          SHARES        AMOUNT      CAPITAL      COMPENSATION      DEFICIT         EQUITY
                                     ------------------------------------------------------------------------------------------

Balance at January 1, 1996              6,843,246     $ 68,432  $  7,656,290   $  (401,357)    $(8,548,387)  $ (1,225,022)

Issuance of $.01 par value common
     stock, net of issuance costs
     of $3,668,565                      3,450,000       34,500    34,246,935             -              -     34,281,435
Issuance of $.01 par value common
     stock from conversion of
     notes payable                        274,389        2,744       297,256             -              -        300,000
Exercise of stock options                 117,750        1,178        94,913             -              -         96,091
Exercise of stock purchase warrants       212,670        2,127       115,932             -              -        118,059
Issuance of stock options to
purchase
     6,000 shares of common stock               -          -          13,980       (10,480)             -          3,500
Amortization of deferred                        -          -             -          90,333              -         90,333
compensation
Adjustment for unrealized gains on
     securities available-for-sale              -          -             -               -          58,027         58,027
Net loss                                        -          -             -               -      (6,855,728)    (6,855,728)
                                     ------------------------------------------------------------------------------------------

Balance at December 31, 1996          10,898,055       108,981    42,425,306      (321,504)    (15,346,088)   26,866,695
Exercise of stock options                102,811         1,028        92,005             -              -         93,033
Exercise of stock purchase warrants       23,072           230        20,322             -              -         20,552
Amortization of deferred                       -             -           -          93,252              -         93,252
compensation
Adjustment for unrealized gains on
     securities available-for-sale             -             -           -              -          (27,022)      (27,022)
Net loss                                       -             -           -              -      (11,729,165)   (11,729,165)
                                     ------------------------------------------------------------------------------------------

Balance at December 31, 1997          11,023,937       110,239    42,537,633      (228,252)    (27,102,275)    15,317,345
Exercise of stock options                440,940         4,409        82,228            -               -          86,637
Exercise of warrants                      93,456           935         (935)            -               -              -
Conversion of convertible
debentures to
     common stock                         48,152           482        25,169            -               -         25,651
Common stock issued for services          25,000           250        82,563            -               -         82,813
Deferred compensation associated
with                                           -             -       443,000       (443,000)            -             -
     stock option grants
Amortization of deferred                       -             -             -        185,252             -        185,252
compensation
Discount on convertible debentures             -             -     1,247,050            -              -       1,247,050
Adjustment for unrealized gains on
     securities available-for-sale             -             -             -            -          (31,005)      (31,005)
Net Loss                                       -             -             -            -      (15,167,333)   15,167,333)
                                     ==========================================================================================
Balance at December 31, 1998          11,631,485     $ 116,315 $44,416,708       $ (486,000) $ (42,300,613)  $ 1,744,410
                                     ==========================================================================================

                             SEE ACCOMPANYING NOTES

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS




                                                       Year                   Year                      Year
                                                      ended                   ended                    ended
                                                   Dec 31,1998             Dec 31,1997              Dec 31,1996
                                                -------------------     ------------------      ---------------------
OPERATING ACTIVITIES
Net loss                                           $  (15,167,334)        $  (11,729,165)           $    (6,855,728)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                         1,431,681              1,025,419                    299,338
    Amortization of deferred revenue                     (105,694)                      -                          -
    Amortization on discounts on convertible
   debentures                                              963,048                      -                          -
    Gain on early extinguishment of debt                         -                      -                   (76,475)
    Services received in exchange for common
   stock and stock options                                 268,065                 93,252                     93,833

    Reduction in note receivable, related
    party in exchange for services                          75,000                      -                          -
    Note payable in exchange for services                  235,493                      -                          -
    Provision for contract settlement                            -                      -                  2,062,000
    Changes in operating assets and
     liabilities:
          Accounts receivable                            (330,875)              (494,809)                      4,904
          Inventory                                      1,975,300            (3,581,551)                (2,401,545)
          Prepaid expenses                                  (5,609)               (9,374)                  (208,246)
          Investment in sales-type leases                  462,358              (462,358)                          -
          Accrued interest receivable                       13,151                146,276                          -
          Other assets                                      74,233               (74,631)                     50,204
          Revenue equipment                              (397,363)              (263,632)                          -
          Accounts payable                                 (4,073)               235,832                     28,512
          Accrued salaries and benefits                   (22,041)                74,973                    114,979
          Other accrued liabilities                        172,506              (319,316)                    176,654
          Deferred revenue                                 542,252               294,247                          -
          Contingent settlement liability                        -            (2,062,000)                  (105,000)
          Customer advance                                       -                      -                  (150,000)
                                                -------------------     ------------------      ---------------------

Net cash used in operating activities                  (9,819,902)           (17,126,837)                (6,966,570)

INVESTING ACTIVITIES
Purchases of property and equipment                      (180,445)              (958,426)                  (765,296)
Purchases of investments held for sale                           -            (3,683,412)               (33,226,690)
Sale of investments held for sale                        6,199,004             22,220,253                  8,490,845
Advances to related parties                              (622,267)                      -                          -
Repayments of advances to related parties                  460,583                      -                          -
                                                -------------------     ------------------      ---------------------

Net cash provided by (used in) investing                 5,856,875             17,578,415               (25,501,141)
activities


                             CONTINUED ON NEXT PAGE

FINANCING ACTIVITIES
Proceeds from sale of common stock                         86,637                 113,585                34,495,585
Proceeds from long-term notes payable                           -                       -                    60,000
Repayment of long-term notes payable
 and capitalized lease obligations                       (64,851)                       -                 (773,839)
Advances from factor                                      320,000                       -                 2,216,614
Repayments to factor                                            -                       -               (2,216,614)
Proceeds from notes payable to related parties                  -                       -                    74,784
Repayment of notes payable related parties                      -                       -               (1,176,639)
Convertible debentures, net of deferred
financing costs of $200,000                             2,800,000                       -                         -
                                                ------------------     -------------------     ---------------------
Net cash provided by financing activities               3,141,786                 113,585                32,679,891
                                                ------------------     -------------------     ---------------------
Net (decrease) increase in cash                         (821,241)                 565,163                   212,180
Cash at beginning of year                                 853,164                 288,001                    75,821
                                                ------------------     -------------------     ---------------------
Cash at end of year                                   $    31,923           $     853,164            $      288,001
                                                ==================     ===================     =====================

Supplemental Information

Stock purchase warrants issued for financing         $    116,400           $         -              $          -
  costs                                         =================       ================       ===================

Inventory transferred to property and equipment      $    800,978           $  1,109,729             $    514,733
                                                =================       ================       ===================

Assets under capital lease obligations               $    100,132           $         -              $          -
                                                =================       ================       =================

Interest paid                                        $         -            $         -              $    319,073
                                                ================        ===============        ==================

Notes payable and notes payable to related
     parties converted to common stock               $         -            $         -              $    300,000
                                                =================       ===============         ===================

Convertible debentures converted to stock            $     25,651           $         -              $          -
                                                =================       ================        ===================


                             SEE ACCOMPANYING NOTES

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

REVENUE RECOGNITION

Revenue is generally recognized as units are delivered to and accepted by customers and when all services essential to the functionality of the units has been provided. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. There were no sales under bill and hold arrangements at December 31, 1997 or 1998.

During October 1997, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accounts issued Statement of Position 97-2 (SOP 97-2), SOFTWARE REVENUE RECOGNITION which the Company has adopted for transactions entered into during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION. In March 1998, the AICAP issued SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION. SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE
RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. SOP 98-9 specifies the accounting to be used when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) there is vendor-specific objective evidence of the fair value of each of the undelivered elements. SOP 98-9 also amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. Adoption of SOP 97-2 did not have a material impact on revenue recognition during 1998 and adoption of SOP 98-9 is not expected to have a material impact in the future.

In November 1998, the Company entered into a license agreement with Bayer Corporation (Bayer) whereby the Company has granted Bayer a nonexclusive right to develop, make, have made, use, sell and have sold the Hematology Slide Maker in exchange for $1,100,000 and a royalty of $2,000 per unit sold for the first 400 units manufactured and sold by Bayer or its sublicensed affiliates. The license fee of $1,100,000 is payable upon the Company achieving certain milestones as specified in the license agreement. As of December 31, 1998, the Company had achieved milestones for which it was entitled to receive payment of $600,000 of the license fee. This amount is classified as "license fees" on the accompanying statements of operations. On November 16, 1998 the Company entered into three related agreements with Bayer Corporation ("Bayer") involving the Company's blood slide maker, the Hematology Slide Master(TM) (HSM(TM)). The three agreements, a Licensing Agreement, Instrument Supply Agreement and an After Market Supply Agreement, provide Bayer with certain non-exclusive rights to manufacture and sell products based on the HSM. Pursuant to the Licensing Agreement Bayer paid the Company a one-time licensing fee of $1,100,000. The Licensing Agreement further provides for Bayer to pay the Company a royalty payment of $2,000 on each of the first 400 HSM-based units it manufactures and sells in exchange for the non-exclusive right to manufacture and sell HSM-based products and the right to negotiate for the manufacture and distribution of the Company's MICRO21 System, Urine Slide Maker ("USM") and any other new Company products. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Finally, pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of (a) three years following Bayer's sale of 200 HSMs or (b) five years after Bayer's initial sale of an HSM.

Sales to one customer, Coulter Corporation, (Coulter), the Company's exclusive worldwide distributor through October 1996, accounted for 4% and 50% of the Company's sales in 1998 and 1997, respectively, and all sales of equipment in 1996. Sales to another customer, Bayer Corporation (Bayer), accounted for 16% of the Company's sales in 1998. There were no sales to Bayer in 1997 or 1996. The Company performs credit evaluations of these customers and does not require collateral. Sales outside of the United States accounted for 13% and 24% of total sales in 1998 and 1997, respectively; sales to one customer in Japan (Coulter K.K., an affiliate of Coulter) accounted for 2% and 15%, respectively, of such sales. There were no sales outside of the United States in 1996. At December 31, 1998 and 1997, respectively, $245,000 and $165,000 of the Company's accounts receivable were due from customers outside of the United States.


INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale at December 31, 1997 are carried at fair market value, with resulting unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged other-than-temporary on investments available-for-sale are included in interest income. The cost of securities sold is based on the specific identification method. Interest on investments classified as available-for-sale is included in interest income.


EQUIPMENT LEASING

The Company leases equipment to customers under operating leases generally for periods of one year. The cost of revenue equipment is depreciated on a straight-line basis over three to five years. Accumulated depreciation on revenue equipment was $157,000 and $80,000 at December 31, 1998 and 1997, respectively. The Company also leases equipment to customers under sales-type leases as defined in Statement of Financial Accounting Standards (SFAS) No. 13, ACCOUNTING FOR LEASES.

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

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in connection with the issuance of convertible debentures and are amortized on a the interest method over the three year term of the debentures.

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

WARRANTY COSTS

The Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. An accrued liability for warranty costs, of approximately $75,000 at December 31, 1998 and $64,000 at December 31, 1997, is included in the caption "other accrued liabilities" in the accompanying balance sheets.

NET LOSS PER SHARE

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Stock options and warrants have not been included in the computation of diluted loss per share as the computation would not be dilutive. For additional disclosures regarding stock options and warrants see Note 12.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and totaled approximately $175,000, $108,000 and $34,000 in 1998, 1997 and 1996, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2.  INVENTORY

The components of inventory are summarized as follows:

                                           December 31,
                                   1998                       1997
                             -----------------         --------------------
Raw materials                   $   1,668,361              $     3,773,526
Work in process                     1,087,928                      407,821
Finished goods                        401,247                    1,752,468
                             =================         ====================
                                $   3,157,536              $     5,933,815
                             =================         ====================

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           December 31,
                                   1998                    1997
                              ----------------        ----------------
Furniture, fixtures and
    office equipment           $  1,338,283           $   1,403,234
Computer and development
     equipment                    3,949,042               2,962,150
                              ----------------        ----------------
                                  5,287,325               4,365,384
Accumulated depreciation         (2,730,978)             (1,575,691)
                              ----------------        ----------------
                               $  2,556,347           $   2,789,693
                              ================        ================

Included in furniture, fixtures and office equipment at December 31, 1998 are assets under capital lease totaling $99,023, less accumulated amortization of $6,601.

4.  INVESTMENTS AVAILABLE-FOR-SALE

At December 31, 1998, all investments held for sale had been sold and realized gains and losses on the investments are included in the statements of operations. Investments-available-for-sale at December 31, 1997 consist of the following:

                                                          Gross       Estimated
                                                       Unrealized       Fair
                                            Cost          Gain          Value
                                        ----------------------------------------

Cash and cash equivalents                   $ 164,708    $   -     $   164,708
U.S. Government agency bonds and            3,677,946      5,4660    3,683,412
mortgages
Mortgages and asset backed securities       2,356,350     25,5390    2,381,8890
                                        ========================================
                                          $6,199,0040    $ 31,005   $6,230,009
                                        ========================================


In accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, unrealized holding gains on investments available-for-sale of $0 and $31,005 at December 31, 1998 and 1997, respectively, are included as a separate component of shareholders' equity.

Gross realized gains and gross realized losses from the sale of securities classified as available-for-sale were not material for the years ended December 31, 1998 and 1996. Gross realized gains and gross realized losses from the sale of securities classified as available-for-sale for the year ended December 31, 1997 were $137,000 and $450,000, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.


5. ACCOUNTS RECEIVABLE ASSIGNED TO FACTOR

On November 23, 1998, the Company entered into a factoring agreement to sell its accounts receivable on a recourse basis.. The factoring agreement provides that the Company can sell up to 95% of the invoice amount; 80% of the invoice amount is payable to the Company at the time of acceptance of the invoice by the factor and the remainder is due upon the payment of the invoice by the customer. The initial factoring charge is 5%. During 1998, the Company assigned $400,000 of its accounts receivable to the factor. Funds advanced from the factor on accounts not yet collected totaled $320,000 at December 31, 1998 and are recorded as a current liability.

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

6. TRANSFER OF FINANCIAL ASSETS

The Company often finances amounts due from customers with financial institutions on a non-recourse basis. The Company follows Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, which applies a control-oriented, financial components approach to financial asset transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. During 1998, the Company sold $1,075,000 of lease receivables in transactions whereby control of the lease receivable and/or related equipment has not been surrendered. At December 31, 1998, approximately $749,000 is reflected as investments in sales-type leases and a corresponding note payable because the Company is contingently liable for these assets.

7. RELATED PARTY TRANSACTIONS

In January 1998, $196,000 was advanced to the Company's President and Chief Executive Officer and $424,000 was advanced to an individual who was at that time a member of the Board of Directors. The advance of $196,000 to the Company's President, plus all accrued interest thereon, was repaid in full on August 14, 1998. The original due date for the advance in the amount of $424,000, which is secured by shares of the Company's common stock and bears interest at the rate of prime plus 1% per annum, was April 8, 1998. During the year, payments in the amount of $290,000, including accrued interest, plus a $75,000 credit offset in consulting fees due the former member of the Board of Directors have been made leaving a balance of $86,684. The balance of $86,684 has been extended to August 28, 1999.

The Company incurred expenses of $147,040, $129,676 and $150,000 for the years ended December 31, 1998, 1997 and 1996, respectively in connection with a consulting agreement with the former member of the Board of Directors referred to above. The agreement provides that the Company will pay $8,500 per month from 1997 through December 31, 1999 in exchange for introductions to lease/financing participants or marketing partners. This agreement was terminated in 1998 with the parties agreeing to a settlement of the agreement in the amount of $75,000 which was applied to the outstanding balance of the note receivable as described above.
On May 22, 1997, the Board of Directors authorized the Company to loan the Company's President and Chief Executive Officer up to $500,000 on a secured recourse basis. During 1997, advances of approximately $367,000 were made. All amounts advanced, including interest accrued at the rate of 8.5% per annum, were repaid as of December 31, 1997.

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

Interest expense on notes payable to related parties and amounts due to related party amounted to approximately $15,000 for the year ended December 31, 1996. No interest was incurred for the years ended December 31, 1998 or 1997.

The Company purchased inventory of approximately $110,507 and $241,000 in 1998 and 1997, respectively from a company owned by a member of the Board of Directors.

8.   CONVERTIBLE DEBENTURES

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


9.  NOTE PAYABLE IN DEFAULT

At December 31, 1998, note payable in default consists of a $128,280 secured promissory note which was due on February 1, 1999. The note bears interest at an annual rate of 10%. A late fee of 5% can be imposed on any amount which is not paid timely. After maturity, whether by acceleration or otherwise, interest shall accrue on the unpaid principal and on any unpaid interest at the rate of 10% per annum. The note is secured by all of the Company's personal property. At April 9, 1999 the note remains outstanding and is therefore classified as notes payable in default.

10. CAPITAL LEASE OBLIGATION

At December 31, 1998, future minimum annual rental commitments under the Company's capital lease obligation is as follows:

Year ending December 31:
1999                                    $ 40,704
2000                                      40,704
2001                                      20,352
                                        ---------
Total minimum lease payments             101,760
Less amount representing interest       (16,479)
                                        ---------
Present value of net minimum lease        85,281
payments
Less current maturities of capital
   lease obligations                    (30,562)
                                        =========
Capital lease obligation                 $54,719
                                        =========

The lease expires in June 2001.

11.  COMMITMENTS AND CONTINGENCIES

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

In 1997, the Company paid Coulter Corporation ("Coulter") $3,600,000 in exchange for the return of 26 of Coulter's used inventory of MICRO21 Systems and reimbursement to Coulter for certain costs incurred in connection with the sale and marketing of MICRO21 Systems in accordance with the terms of the Settlement Agreement. In the Settlement Agreement, the Company also agreed to pay Coulter approximately $1,000,000, subject to certain offsets, in exchange for: (i) the return of certain spare parts and equipment and (ii) the assignment of four of Coulter's customer contract accounts receivable. In November 1997, the Company paid Coulter $1.2 million in final settlement, in exchange for the assignment of four customer contract accounts receivable with a net present value of $900,000 and the return of six additional MICRO21 units purchased by Coulter in 1997, prior to the Settlement Agreement offset by amounts due to the Company from Coulter.

On November 16, 1998 the Company entered into three related agreements with Bayer involving the Company's blood slide maker, the Hematology Slide Maker(TM) (HSM(TM)). The three agreements, a Licensing Agreement, Instrument Supply Agreement and an After Market Supply Agreement, provide Bayer with certain non-exclusive rights to manufacture and sell products based on the HSM. Pursuant to the Licensing Agreement, Bayer paid the Company a one-time licensing fee of $1,100,00. The Licensing Agreement further provides for Bayer to pay the Company a royalty payment of $2,000 on each of the first 400 HSM-based units it manufactures and sells in exchange for the non-exclusive right to manufacture and sell HSM-based products and the right to negotiate for the manufacture and distribution of the Company's MICRO21 System, Urine Slide Maker ("USM") and any other new Company products. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Finally, pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of
(a) three years following Bayer's sale of 200 HSMs or (b) five years after Bayer's initial sale of an HSM.

On November 1, 1996, the Company and DiaSys (DiaSys) Corporation entered into a Product Integration Agreement (the DiaSys Agreement). Under the DiaSys Agreement, the Company was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet- preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when the Company rejected products delivered by DiaSys and returned the products to them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys sought damages in excess of $1,000,000 for the Company's alleged breach of the DiaSys Agreement and the Company's alleged defamation of DiaSys and its products.
On December 15, 1998 the arbitration panel found that the Company breached its contract with Diasys to provide Diasys with an adequate opportunity to repair or replace goods Diasys delivered to the Company which the Company contended were non-conforming. The arbitration panel rejected Diasys' claim for lost profits and limited Diasys' recoverable damages to its actual costs to produce and deliver the units sold to the Company including allocable overhead, less net proceeds realized from the resale of the returned units and its attorneys fees. Additional arbitration proceedings are scheduled to determine the amount, if any, that the Company will be required to pay to DiaSys. As of April 9, 1999, Diasys has not asserted the amount of its claim with respect to the recoverable damages. This matter is in the discovery stage and a reasonable estimate of a potential range of loss cannot presently be determined. The Company has accrued $10,000 with respect to the determination of the arbitration panel that the Company had defamed DiaSys and its products. While the Company believes the calculation of DiaSys' recoverable damages will result in minimal damages, there can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome.

On April 20, 1998, the Company signed a customer financing agreement with Prime Capital Corp. ("Prime") to provide up to $36 million of financing for customers acquiring the MICRO21 System Workstation. Under the terms of the agreement, the Company and Prime will establish a wholesale customer finance relationship under which Prime will provide a "Private Label Fee Per Slide" financing facility to customers of the Company for an ongoing vendor leasing program. Prime will provide up to $12 million of customer financing per year over 3 years. Notwithstanding the execution of this agreement, as of April 9, 1999 the Company and Prime have not established a customer finance relationship and none of the Company's customers have obtained financing under this agreement with Prime. When implemented this agreement will provide a financing alternative for the Company's customers.

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

The Company leases office equipment and office and warehouse space under renewable operating leases through September 1999. In addition to the basic rent payable under the office leases, the Company is also liable for additional rent on its proportionate share of building operating expenses. Total rent expense incurred for the years ended December 31, 1998, 1997 and 1996, was approximately $454,500, $379,000 and $196,000, respectively.

Future minimum lease payments under operating leases as of December 31, 1998, are as follows: 1999--$143,000. All leases expire after 1999.

The Company has been notified that its product may infringe on patents issued to two other parties. No infringement claim has been asserted against the Company in one of these matters and the Company was a party to legal proceedings (See below) regarding the other matter.

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

12.  COMMON STOCK, WARRANTS AND OPTION PLAN

Common Stock

In March 1996,  the Company  completed  an initial  public  offering  and issued
3,450,000 shares of common stock, raising proceeds of $34,281,435, net of issuance costs of $3,668,565.

Stock Option Plans

The Company has an incentive stock option plan (the Plan) which provides for the granting of incentive stock options to key employees, including officers and directors of the Company who are full-time employees, based upon the determination of the Board of Directors. In addition, the plan provides for the granting of non-qualified stock options to employees, directors or consultants. The Board of Directors has reserved 2,686,500 shares of the Company's common stock for the purpose of issuing stock options under this plan. The exercise price of each incentive stock option granted under the plan may not be less than 100% of the fair market value of the common stock at the date of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding common stock of the Company, the exercise price shall not be less than 110% of the fair market value at the date of grant. In addition, the exercise price of non-qualified stock options granted through 1995 must be at least 10% of the fair market value of the common stock on the date of grant;
upon the consumption of the Company's initial public offering the exercise price, increased to at least 50% of the fair market value of the common stock. Options granted under the Plan vest over a four-year period on a pro rata basis in arrears provided that such vesting will commence on or after an employee has been employed for six months.

During 1998, the Company granted stock options to employees for the purchase of 279,228 common shares at an exercise price of $1.60 per share. During 1996, the Company granted stock options to employees for the purchase of 6,000 common shares at an exercise price of $7 per share. Deferred compensation of $443,000 and $13,980 was recorded in connection with the issuance of these options based on a fair market value of $3.19 per share in 1998 and $9 per share in 1996. The Company amortizes the deferred compensation over the employees' required service period of four years. Compensation expense for the years ended December 31, 1998, 1997 and 1996, totaled $ 185,252, $93,252 and $93,833, respectively.

In  December  of 1995,  the  Company's  Board  of  Directors  approved  the 1995
Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each non-employee and non-consultant director, other than the former president, is eligible to receive options to purchase 19,800 shares of common stock on the date that they are first elected to the Board of Directors and upon re-election at every third consecutive term. The options granted under the Director Plan will generally become exercisable as to one-twelfth of the optioned shares each fiscal quarter following the date of grant, provided that the optionee continues to serve on the Board of Directors. A total of 268,650 shares are reserved for issuance under the Director Plan. During 1997, options to purchase 19,800 shares of common stock were issued under the Director Plan. No options were granted under the Director Plan in 1996.

Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.19%, 5.75% and 6.11%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.177, .854 and .398; and a weighted-average expected life of the option of four years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Information regarding these option plans is as follows:

                                                           WEIGHTED
                                                            NUMBER
                                                            AVERAGE
                                                              OF
                                                            EXERCISE           OPTION
                                                             SHARES            PRICE              PRICE
                                                             ------            -----              -----

Options outstanding at January 1, 1996                   1,318,035          $0.04--$3.33         $2.00
Granted                                                    422,938                               $7.74
Exercised                                                 (117,750)                              $0.82
Canceled                                                   (15,600)                             $10.58
                                                           --------

Options outstanding at December 31, 1996                 1,607,623                               $7.81

Granted                                                    476,050                               $5.88
Canceled                                                  (182,786)                              $2.73
Exercised                                                 (102,811)                              $0.96
                                                          --------

Options outstanding at December 31, 1997                  1,798,075

Granted                                                     831,728                              $1.17
Canceled                                                   (405,722)                             $5.76
Exercised                                                  (440,940)                             $0.20
                                                           ---------

Options outstanding at December 31, 1998                  1,783,141

Exercisable at December 31, 1998                            805,420
                                                          =========
Exercisable at December 31, 1997                          1,076,642
                                                          =========
Exercisable at December 31,1996                             810,459
                                                          =========

Reserved for future option grants at
December 31, 1998                                        2,160,142
Weighted average fair value of options
granted in 1998                                                                                   $1.60
                                                                                                  =====
Weighted average fair value of options
granted in 1997                                                                                   $3.83
                                                                                                  =====
Weighted average fair value of options
granted during 1996                                                                               $3.90
                                                                                                  =====

During 1998, certain options were granted at exercise prices which differed from the fair market value of the Company's stock on the date of grant as follows:


Options Whose Exercise
 Price on the Date of      Weighted Average     Weighted Average Fair
        Grant:              Exercise Prices             Values

Equals market price              0.91                    0.86
Exceeds market price             1.60                    2.72
Is less than market              0.00                    0.00
price



The weighted average remaining contractual life of options outstanding at December 31, 1998 is 8.71 years.

The following table sets forth information about stock options outstanding at December 31, 1998:

                                                       Weighted
                                                       Average             Weighted
                                Number                Remaining            Average               Number
   Range of Exercise       Outstanding as of         Contractual           Exercise         Exercisable as of
        Prices             December 31, 1998             Life               Price           December 31, 1998

$  0.03 - $  5.25              1,423,378              5.2 years             $ 1.17              625,395
$  5.38 - $10.75                310,263               8.0 years             $ 6.12              150,463
$11.00 - $14.75                  7,500                7.8 years             $14.75                4,562
$15.00 - $20.06                 42,000                7.5 years             $16.82               25,000
                                ------                                      ------               ------
                               1,783,141                                    $2.49                787,270

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on pro forma net loss reflects only the vesting of awards made in 1995 through 1998 in 1998, 1995 through 1997 awards in 1997 and the vesting of 1996 and 1995 awards in 1996, in accordance with Statement 123. Because compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying Statement 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net loss. The Company's pro forma information follows:

                                                                                DECEMBER 31
                                                              1998                 1997               1996
                                                              ----                 ----               ----

Pro forma net loss                                      $(15,615,740)        $(12,547,611)       $(7,000,652)
                                                        ==============       =============       ============

Pro forma net loss per share                                   $(1.37)             $(1.15)             $(.70)
                                                               =======             =======             ======

Stock Purchase Warrants

In connection with the issuance of the Debentures described in Note 8, the Company issued warrants to the holders of the Debentures to purchase 120,000 shares of the Company's common stock at $3.93 per share. The warrants are exercisable immediately through June 30, 2003. The fair value of the warrants based on the Black-Scholes valuation method is $1.87. The Company recorded a debt discount of $224,400 representing the fair value of the warrants.

In addition, the Company issued a warrant to a financial consultant to purchase 60,000 shares of the Company's common stock at $3.63 per share. The warrant is exercisable immediately through June 30, 2003. The Company recorded deferred financing costs of $116,400 in connection with the issuance of the warrant. Such costs will be amortized over the term of the Debentures. The assumptions used to compute the value of the warrants were 5.48% for the risk-free interest rate;
 .598 for the volatility factor of the expected market price of the Company's common stock; expected life of 5 years; and a 0% dividend yield rate.


The following table summarizes information relative to the Company's warrants:

                                                  SHARES         PRICE RANGE

Outstanding at January 1, 1996                     894,543       $0.35--$2.50
          Exercised                              (212,670)       $0.35--$2.50
          Canceled                                (12,297)              $2.00
                                                  --------
Outstanding at December 31, 1996                   669,576       $0.35--$2.50
          Exercised                                (32,199)             $2.00
                                                   --------
Outstanding at December 31, 1997                   637,377       $0.35--$2.50
          Granted                                  180,000        $3.63-$3.93
          Exercised                               (144,043)             $2.00
                                                  --------
Outstanding at December 31, 1998                   673,334        $0.35-$3.93
                                                  ========



Shares of common stock reserved for future issuance at December 31, 1998 are as follows:

Convertible debentures                                       3,000,000
Options                                                      3,943,283
Warrants                                                       673,334
                                                            ----------
                                                             7,616,617
                                                            ==========

13.  INCOME TAXES

At December 31, 1998, the Company had tax net operating loss (NOL) carryforwards of approximately $25,615,000 available for income tax purposes that expire in 2010 through 2018. Section 382 of the IRC, as amended, limits the amount of federal taxable income that may be offset by the pre-existing NOLs of a corporation following a change in ownership (Ownership Change) of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock. The Company has not completed a study to determine the effects that this change of ownership will have on these net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had net deferred tax assets totaling approximately $15,044,000 and $9,582,000 at December 31, 1998 and 1997, respectively. However, realization of these deferred assets is not reasonably assured; therefore, they were fully reserved by a valuation allowance of $15,044,000 and $9,582,000 at December 31, 1998 and 1997, respectively.

Significant components of the Company's deferred income taxes are as follows:

                                                       DECEMBER 31
                                              1998                1997
                                              ----                ----

NOL carryforwards                        $13,402,000           $8,544,000
                                                ---                    --
Depreciation                                 395,000              141,000
                                                 ---                   --
Accrued liability                            179,000              172,000
Unamortized stock option cost                106,000               71,000
Inventory                                    687,000              543,000
Deferred revenue                             275,000             111,000
                                             -------             --------
                                          15,044,000            9,582,000
Less valuation allowances for
     deferred tax assets                 (15,044,000)         (9,582,000)
                                         ------------         -----------
                                        $          -          $        -
                                        ============          ===========

The net change in the valuation allowance for the years ended December 31, 1998 and 1997 was an increase of approximately $5,462,000 and $4,726,000, respectively, resulting primarily from net operating losses generated during the respective years.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense as follows:

                                               Year ended December 31
                                             1998                 1997
                                        ---------------      ---------------

Tax at U.S. statutory rate                  (34.00)%            (34.00)%
State taxes, net of federal benefit          (3.61)%             (3.61)
Nondeductible items                           0.17                 .19
Change in valuation allowance                36.01               40.29
Other                                         1.43              (2.87)
                                        ===============      ===============
                                              --                    --
                                        ===============      ===============


14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and investments available-for-sale are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The carrying value of the Company's investment in sales-type leases and capital lease obligations are reflected in the financial statements at fair value calculated based on discounted cash flow using a discount rate of 6%. There is no established market or trading history for the Company's convertible debenture. In addition, as a result of the liquidation issues discussed in Note 15, the Company believes that the fair value of these securities has been impaired.

15. MANAGEMENT'S PLANS

The Company reported a net loss of approximately $15,167,000 for the year ended December 31, 1998, incurred cumulative losses from inception to December 31, 1998, aggregating approximately $42,251,000, and reported negative cash flows from operations for the year ended December 31, 1998, of approximately $9,819,000. In addition, the Company is in default on a $128,000 note payable due to the Company's failure to repay the note upon its maturity in February 1999. At December 31, 1998, the Company has working capital of approximately $1,566,000 and shareholders' equity of approximately $1,796,000. The Company's business strategy is taking longer to accomplish and is proving to be more costly than originally anticipated. Currently, the Company does not have, and is not generating from operations, sufficient cash to meet its obligations as they become due. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of the termination of the Coulter Agreement (see Note 11) adversely affected the Company's business, results of operations and financial condition in 1998, 1997 and 1996. The Company's 1999 operating plan contemplates focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, the Company has implemented strategic steps in an effort to remain viable until sufficient market penetration for the Company's products is achieved. This plan, which commenced in 1998, includes personnel reductions and reductions in other operating costs. In addition, the Company completed the development of its Hematology Slide Master in 1998 and curtailed the development of the Urine Slide Master which will result in decreased amounts of costs associated with research and development. Furthermore, in July 1998 the Company closed its office in Europe. The Company has also reduced sales expenditures, while emphasizing a sales process that better targets prospective customers who are closest to making a purchase decision. The Company is implementing a plan that will segment the market according to product fit and geographic locations.

In the fourth quarter of 1998, the Company introduced the Hematology Slide Maker and two additional procedures for the Micro21 System which management believes will offer significant opportunities for expanding the Company's potential customer base. In November 1998, the Company entered into a license agreement with Bayer whereby the Company has granted Bayer a nonexclusive right to develop, make, have made, use, sell and have sold the Hematology Slide Master in exchange for $1,100,000 and a royalty of $2,000 per unit sold for the first 400 units manufactured and sold by Bayer or its sublicensed affiliates. The Company received payments under this agreement totaling $520,000 through December 31, 1998 and $580,000 (net of $45,000 paid to a factor) through April 9, 1999.

Historically, the cash necessary to fund the Company's working capital, operating losses and capital expenditures has been provided by debt or equity financing. In June 1998, the Company issued $3 million of convertible debentures. An additional $7 million of financing is available to the Company, but the availability of such financing is at the discretion of the lender after consideration of the trading characteristics of the common stock, the lender's exposure to the Company at that time, the absence of any material adverse change in the Company's financial condition or operations and the Company's continued compliance with the terms of the financing. The debentures include a requirement that the Company's common stock be listed for trading by Nasdaq. On October 30, 1998 the Company was notified by Nasdaq of a potential delisting of the Company's common stock from the Nasdaq National Market, effective February 1, 1999, due to the Company's failure to comply with Nasdaq's $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. On January 28, 1999 the Company requested a hearing before a Nasdaq Hearing's Panel to appeal the proposed delisting, which effectively stayed the delisting of the Company's common stock. On March 25, 1999 the Company was further notified by Nasdaq that the Company did not meet the $4,000,000 net tangible assets requirement for continued listing on the Nasdaq National Market. The Company's request for a hearing was granted by Nasdaq and the hearing was held on April 8, 1999. The Company expects Nasdaq to render a decision on the Company's appeal of the proposed delisting within three weeks of the date of the hearing. In the event that the Company's appeal is denied and the Company's common stock is delisted from the Nasdaq National Market, the Company has requested that Nasdaq permit the Company's common stock to be listed on the Nasdaq Smallcap Market. There can be no assurance that the Company's appeal of Nasdaq's proposed delisting of the Company's common stock will be successful and it appears likely that the Company's common stock will eventually be delisted from the Nasdaq
National Market. There also can be no assurance that Nasdaq will permit the Company's common stock to be listed on the Nasdaq Smallcap Market since such listing will require that the Company convince Nasdaq that it can sustain long term compliance with all applicable continued listing requirements. At December 31, 1998, the Company's tangible net worth is $1,499,000 which is below the minimum listing requirements of the Nasdaq SmallCap market. In the event that the Company's common stock is delisted from the Nasdaq National Market and the Company is not successful in its request that its common stock be listed on the Nasdaq Smallcap Market, the Company's common stock will commence trading on the OTC Bulletin Board. In addition, the failure of the Company's common stock to be listed for trading on the Nasdaq National Market or the Nasdaq Smallcap Market would constitute an event of default under the Debentures, in which event the full principal amount of the Debentures, together with all accrued interest thereon, would become immediately due and payable in cash. Pending the Nasdaq hearing panel's decision, the Company's common stock will remain listed on Nasdaq's National Market System.

 The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all. If the Company is unable to achieve its operating plan with respect to increased revenue and to obtain additional debt or equity financing, it will have to cease operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

16.  FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

In the fourth quarter of 1998 an adjustment to provide an additional allowance for slow moving and obsolete inventory of approximately $742,000 was recorded.

                        INTELLIGENT MEDICAL IMAGING, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                               ADDITIONS
                                                                              CHARGED TO       BALANCE
                                                            BEGINNING OF        COSTS AND        AT END
                                                               YEAR            EXPENSES        OF YEAR

Year ended December 31, 1998: Deducted from asset accounts:
Valuation allowance for deferred tax assets                 $9,582,000       $5,462,000       $15,044,000
Allowance for uncollectible accounts                            40,000                0            40,000
Allowance for obsolete inventory                             1,039,000          961,000         2,000,000
                                                             ---------          -------         ---------

Total                                                      $10,661,000       $6,423,000       $10,661,000
                                                           ===========       ==========       ===========
Year ended December 31, 1997:
Deducted from asset accounts:
Valuation allowance for deferred tax assets                 $4,856,000       $4,726,000        $9,582,000
Allowance for uncollectible accounts                            40,000                0            40,000
Allowance for obsolete inventory                               200,000          839,000         1,039,000
                                                               -------          -------         ---------

Total                                                       $5,096,000       $5,565,000       $10,661,000
                                                            ==========       ==========       ===========

Year ended December 31, 1996: Deducted from asset accounts:
Valuation allowance for deferred tax assets                 $2,162,000       $2,694,000        $4,856,000
Allowance for uncollectible accounts                             --              40,000            40,000
Allowance for obsolete inventory                                 --             200,000           200,000
                                                            -----------    ------------      ------------

Total                                                       $2,162,000       $2,934,000        $5,096,000
                                                            ==========       ==========        ==========



                        INTELLIGENT MEDICAL IMAGING, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                              ADDITIONS
                                                                              CHARGED TO       BALANCE
                                                          BEGINNING OF        COSTS AND        AT END
                                                              YEAR            EXPENSES         OF YEAR
                                                              ----            --------         -------

Year ended December 31, 1998: Deducted from
  asset accounts:
Valuation allowance for deferred tax assets                 $4,856,000       $4,726,000        $9,582,000
Allowance for un-collectible accounts                           40,000                0            40,000
Allowance for obsolete inventory                               200,000          839,000         1,039,000
                                                               -------          -------         ---------

Total                                                       $5,096,000       $5,565,000       $10,661,000
                                                            ==========       ==========       ===========

Year ended December 31, 1996: Deducted from
 asset accounts:
Valuation allowance for deferred tax assets                 $2,162,000       $2,694,000        $4,856,000
Allowance for un-collectible accounts                            --              40,000            40,000
Allowance for obsolete inventory                                 --             200,000           200,000
                                                            ----------          -------           -------
Total                                                       $2,162,000       $2,934,000        $5,096,000
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

                                    Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS. Set forth below is information regarding the Company's directors, including their respective ages and principal occupations or employment and business experience during at least the last five years:

            Name                Age                 Position with Company                  Has Served as
            ----                ---                 ---------------------                 Director Since
                                                                                          ---------------
Tyce M. Fitzmorris(1)           56     Chairman of the Board of Directors, President            1989
                                       and Chief Executive Officer
Gene M. Cochran (1)             58     Chief Financial Officer, Treasurer, Secretary            1994
                                       and Director
James E. Davis (3)              65     Director                                                 1996

George Masters(2)               58     Director                                                 1994

William Whittaker (2)(3)        65     Director                                                 1991


------

(1)  Member of Non-Employee Director Stock Option Plan Committee

(2)  Member of Audit Committee

(3)  Member of Compensation Committee


     Mr. Fitzmorris is the Company's founder and has served as Chief Executive Officer since June 1989. He served as its President from June 1989 until June of 1991. Mr. Fitzmorris was re-appointed as President of the Company in July 1993. In 1985, Mr. Fitzmorris founded Vistech Corporation ("Vistech") and served as Chairman of the Board and President until Vistech was sold in 1988. Vistech developed high-speed computerized vision inspection systems for beverage containers, which systems are being placed worldwide with Coca-Cola Enterprises, Inc., PepsiCo, Inc. and other bottlers.

     Mr. Cochran has served as Chief Financial Officer since October 1994. Prior to joining the Company, Mr. Cochran served from 1970 to 1995 as the principal of Gene M. Cochran & Co., an accounting and consulting firm. From 1987 to 1994, Mr. Cochran served as Chief Financial Officer and director for WHW Holding Company, Krisam Group, Inc., CW Travel, Inc. and NuPhase Technology, Inc. Prior to 1989, Mr. Cochran was a director of Vistech Corporation ("Vistech"), and from 1978 until Vistech was sold in 1983, he served as Chief Executive Officer and director of Mission Home Health, Inc., a home healthcare company.

     Mr. Davis is the founder of 3-D Machining, Inc., an industrial design and machining company, and has served as its President since its inception in June 1994. He is also the founder, Vice President and a director of Cross Match Technologies, Inc., formerly known as Cross Check Corporation, a company engaged in the development of electro-optic devices to photograph fingerprints for access control. From 1987 to 1991, Mr. Davis served as Chief Executive Officer and a director of Tele-Optics, Inc. From 1991 to June 1994, Mr. Davis was employed by Ogden Corporation as Assistant to the President following Ogden Corporation's acquisition of a division of Tele-Optics, Inc.

     Mr. Masters served as Vice Chairman, President and Chief Executive Officer of Seragen, Inc., a publicly-held biotechnology company ("Seragen"), from April 1993 until November 1996. Prior to joining Seragen in 1993, Mr. Masters served as President and Chief Executive Officer of Verax Corporation, a bioprocessing company, from 1991 to 1993. He also served as President and Chief Executive Officer of Hemosol, Inc., a biopharmaceutical company, from 1989 to 1991. Mr. Masters is on the Governing Board of the Biotechnology Industry Organization in Washington, D.C. and is Chairman of the Small Business Development Board for the State of Maine. He is also on the Board of Visitors of Boston University School of Medicine and the Board of Associates of the Whitehead Institute for Biomedical Research at Massachusetts Institute of Technology. Mr. Masters serves as Chairman of the Board of Directors of Immucell, Inc., a biopharmaceutical company; Vice Chairman of the Board of Directors of Hemosol, Inc., a developer of artificial red blood cells; and Vice Chairman of the Board of Directors of CME Telemetrix, Inc., a medical instrumentation company, all of which companies are publicly-held. Mr. Masters also serves as a member of the Board of Directors of the following privately held companies: BioCatalyst Yorkton, Inc. (Chairman), PharmX, Inc., ProScript, Inc., CompuCyte, Inc. and Apollo BioPharmaceutics.

     Mr. Whittaker is currently retired. He served as the President and Chief Operating Officer of the Company from June 1991 through July 1993. From 1982 to 1989, Mr. Whittaker was employed by National Medical Care, Inc. ("National Medical Care"), a division of W.R. Grace & Company ("W.R. Grace"). From 1987 to 1989, Mr. Whittaker served in several senior management positions at W.R. Grace, including Senior Vice President Corporate, President of the Medical Products Division and President of the Home Care Division of National Medical Care. After his departure from W.R. Grace in 1989, Mr. Whittaker worked as a private management consultant. Mr. Whittaker serves as a director of Marcor, Inc., a privately held water treatment company.

There are no family relationships between any directors or executive officers of the Company.

EXECUTIVE OFFICERS. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Set forth below is the name and age of each executive officer of IMI, all positions and offices each holds with IMI and his or her business experience for the past five years:

   Name                    Age                 Position

Tyce M. Fitzmorris (1)   56      President, Chief Executive Officer and Chairman
Gene M. Cochran (1)      58      Chief Financial Officer, Treasurer, Secretary
                                    and Director
Eric Espenhahn           34      Vice President -- Product Development
Jaime Pereira            33      Vice President -- Engineering

------

(1) The prior business experience of this Named Officer is set forth above in the section entitled "Directors".


Mr. Espenhahn has served as Vice President--Product Development since the Company's inception in June 1989. Mr. Espenhahn also served as a director of the Company from June 1989 until July 1996, when he resigned from the Board of Directors. From 1985 until 1989, Mr. Espenhahn was employed by Vistech Corporation ("Vistech") and for a short period by an affiliate of Inex Vision Systems (Inex, Inc.), the company that purchased Vistech's assets, as a computer vision software engineer.

Mr. Pereira has served as Vice President--Engineering since April 1992. Mr. Pereira joined the Company as a senior engineer in September 1989. Prior to September 1989, Mr. Pereira was employed by Vistech and then Inex, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors, executive officers and persons who beneficially own more than ten percent (10%) of the Common Stock of the Company to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers and greater than ten percent (10%) beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 1998, with the exception that Gene M. Cochran, an executive officer and director, inadvertently failed to file until July 1998 a Form 4 to correct a Form 4 filed in April 1997 to void previously reported options.


ITEM 11.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

         The following table shows all compensation paid to the Company's Chief Executive Officer and the Company's three other executive officers who were serving as executive officers at the end of fiscal 1998 (collectively, the "Named Officers"), for all services rendered to the Company for each of the last three completed fiscal years.

                           Summary Compensation Table

                                                                    Annual Compensation

Name and Principal Position                          Year      Salary ($)         Bonus ($)
---------------------------                          ----      ----------         ---------

Tyce M. Fitzmorris,                                  1998        235,019             --
  Chairman  of the Board of  Directors,  President   1997        220,000             --
     and Chief Executive Officer                     1996        200,000          40,000(1)

Gene M. Cochran,                                     1998        115,500             --
    Chief Financial Officer, Treasurer,  Secretary   1997        115,000             --
     and Director                                    1996        108,846          11,000(1)

Eric Espenhahn,                                      1998        126,500             --
    Vice President-Product Development               1997        126,500             --
                                                     1996        119,423          14,375(1)

Jaime Pereira,                                       1998        126,500             --
    Vice President-Engineering                       1997        126,500             --
                                                     1996        119,423          14,375(1)

-------

(1) Bonus awarded by the Board of Directors in recognition of technological development of the MICRO21 system and execution of strategic development and license agreements.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       Percent of
                                          Total
                                         Options
                         Number of     Granted to                                   Potential Realizable Value
                         Securities     Employees      Exercise                      at Assumed Annual Rates
                         Underlying     in Fiscal       Price       Expiration        of Price Appreciation
         Name              Option         Year          ($/Sh)         Date            for Option Term (1)
----------------------- ------------- -------------- ------------- -------------- -------------------------------
                                                                                     5% ($)         10% ($)
                                                                                     ------         -------
Gene Cochran                10,000          1.2%        $0.75        10/23/08        4,700          12,000
Eric Espenhahn              25,000          3.1%        $0.75        10/23/08       11,750          30,000
Jaime Pereira               25,000          3.1%        $0.75        10/23/08       11,750          30,000


(1) The values shown here are based on the indicated assumed annual rates of appreciation compounded annually. The actual value the Named Officer may realize will depend on the extent to which the stock price exceeds the exercise price of the options on the date the option is exercised. Accordingly, the value, if any, realized by the Named Officer will not necessarily equal any of the amounts set forth in the table above. These calculations are not intended to forecast possible future appreciation, if any, of the price of the Company's common stock.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

The following table sets forth for each of the Named Officers certain information concerning the number of options exercised by each of them in the fiscal year ended December 31, 1998 and the value of such Named Officers' unexercised options as of December 31, 1998.

                                                                                                   Value of Unexercised
                                                                    Number of Unexercised            In-the-Money Options
                              Shares Acquired      Value        Options at December 31, 1998    at December 31, 1998 ($) (1)
                               on Exercise        Realized($)  ----------------------------    ----------------------------
                               -----------        -----------    Exercisable    Unexercisable   Exercisable    Unexercisable
          Name                                                   -----------   -------------   ------------   -------------
          ----
Tyce M. Fitzmorris               198,377           823,681             --          --               --              --
Gene M. Cochran                       --               --          31,666        17,500             --              --
Eric Espenhahn                   203,377           678,933             --        25,000             --              --
Jaime Pereira                         --                --        266,676        25,000             --              --

----------

(1) Calculated by determining the difference between the exercise price of the options and $0.5438, the average closing price of the Company's Common Stock for the five business days preceding December 31, 1998.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Davis and Whittaker, each of whom are outside directors.

The Company leased its manufacturing facility in Riviera Beach, Florida, from a partnership of which James E. Davis is a general partner; the rent expense paid under such lease in 1997 was approximately $22,100. The lease for this manufacturing facility terminated on March 31, 1997. In addition, the Company purchased approximately $220,800 of inventory in 1997 from 3-D Machining, Inc., a company owned by Mr. Davis (76 percent) and his sons. Mr. Davis is President of 3-D Machining, Inc.

Mr. Whittaker was employed by the Company pursuant to the terms of a Service Agreement dated June 20, 1991 and was elected President and Chief Operating Officer and appointed to the Board of Directors. In connection therewith, the Company granted Mr. Whittaker a warrant (the "Whittaker Warrant") for the purchase of 690,000 shares of Common Stock at an exercise price of $1.67 per share, and Mr. Whittaker invested $100,000 for the purchase of 60,000 shares of Common Stock at $1.67 per share. The Whittaker Warrant was to expire on September 30, 1997, and included a vesting schedule tied to Mr. Whittaker's tenure of employment. The Company was unable to pay Mr. Whittaker's salary in full. In June 1993, the Service Agreement was amended changing Mr. Whittaker's relationship with the Company from employee to consultant. In connection with this amendment, the Whittaker Warrant was exchanged for a new, fully-vested warrant (the "New Whittaker Warrant") to purchase 300,000 shares of Common Stock at an exercise price of $1.00 per share, which expires in October 2001, and Mr. Whittaker resigned as President. In October 1994, Mr. Whittaker and the Company entered into an agreement pursuant to which Mr. Whittaker agreed to forbear from collection of a total of $275,000 due to him under the Service Agreement in exchange for the Company's agreement to pay him $275,000 plus interest at the prime rate of a local bank on the earlier of October 5, 2001, or ten days after the Company consummated its initial public offering. On April 1, 1996, the Company repaid Mr. Whittaker the full amount of $318,569 from the proceeds of its initial public offering.

COMPENSATION OF DIRECTORS

The Company's current policy is to pay each outside director who is neither an employee, officer or directly or indirectly a paid consultant to the Company an annual retainer of $10,000 per year, paid quarterly in arrears. Each such director is also paid $500 for each regular or special Board of Directors meeting ($250 with respect to meetings held by telephonic conference) and $500 for each meeting of any committee on which such director serves ($100 per hour with respect to committee meetings held by telephonic conference). The directors currently eligible to receive the foregoing compensation are Messrs. Davis, Masters and Whittaker. The Company reimburses all directors for their authorized expenses.

The Company granted to each of Messrs. Cochran and Masters, upon their election to the Board of Directors in 1994, non-statutory stock options to purchase up to 19,800 shares of Common Stock. The options vest over a three year period with respect to 1,650 shares for each regular quarterly Board of Directors meeting attended by each such director. The options have a ten-year term and are exercisable at an exercise price of $2.00 per share, the fair market value of the Common Stock at the date of grant as determined by the Board of Directors. All of the foregoing options were granted pursuant to the Company's 1990 Stock Option Plan. With respect only to the options granted to Mr. Cochran, the Chief Financial Officer, Treasurer, Secretary and an employee of the Company, the stock option agreement evidencing the grant of such options was amended to provide that Mr. Cochran could exercise only those options that had vested thereunder as of December 23, 1995, for the purchase of 8,250 shares.

In December 1995, the Board of Directors adopted the 1995 Non-Employee Director Stock Option Plan (the "1995 Plan"). The 1995 Plan generally authorizes the grant of options to members of the Board of Directors who are not employees, officers or paid consultants of the Company, except that William Whittaker is not eligible to receive options under the 1995 Plan. Options granted under the 1995 Plan are non-statutory stock options. A total of 268,650 shares are reserved for issuance under the 1995 Plan. As of this date, only Messrs. Davis and Masters are eligible to receive options under the 1995 Plan. The 1995 Plan is administered by the Non-Employee Director Stock Option Committee (the "Committee"). The Committee has full authority to make all determinations required or permitted under the 1995 Plan. Each director (other than Mr. Masters) eligible to receive options under the 1995 Plan will receive options to purchase 19,800 shares of Common Stock on the date that he or she is first elected to the Board of Directors with respect to any election held on or after January 1, 1996. Provided that a director has served on the Board of Directors for the preceding three-year period, he or she is eligible to receive options to purchase another 19,800 shares upon his or her re-election to the Board of Directors for his or her fourth, seventh, tenth, thirteenth and sixteenth consecutive one-year term. The exercise price of options, on a per share basis, may not be less than 100 percent of the fair market value of the Common Stock on the date of grant. No option may be granted having a term exceeding ten years.
Each option will terminate within three months of the date following the termination of the optionee's status as a member of the Board of Directors for any reason. Options granted under the 1995 Plan will generally become exercisable as to one-twelfth of the shares subject to the option each quarter following the date of grant, provided that the optionee continued to serve on the Board of Directors through the end of such quarter. If an optionee fails to attend at least 50 percent of the regular or special Board of Directors meetings held in any year, options which become exercisable in such year but were not exercised as of the end of such year shall, in the discretion of the Board of Directors, terminate immediately.

The initial grant of options under the 1995 Plan to Mr. Masters was subject to certain adjustments in the number of options granted, the dates such options were granted, and the dates such options became exercisable, because Mr. Masters previously received options upon his election to the Board of Directors in December 1994 pursuant to the Company's 1990 Stock Option Plan. Mr. Davis was granted options to purchase 19,800 shares upon his re-election to the Board of Directors at the 1997 Annual Meeting. Mr. Masters was granted options to purchase 21,450 shares upon his re-election to the Board of Directors at the 1998 Annual Meeting.

BOARD MEETINGS AND COMMITTEES

The Board of Directors of IMI met eight times during 1998. All directors attended at least 75% of the Board of Directors meetings held in 1998.

The  Board  of  Directors  has  the  following   standing   committees:   Audit,
Compensation, Non-Employee Director Stock Option Plan and Nominating.

The Audit Committee reviews the records and affairs of IMI to determine their financial condition, oversees the adequacy of the systems of internal control and monitors IMI's adherence in accounting and financial reporting to generally accepted accounting principles. The Audit Committee met one time in 1998. The Audit Committee is currently comprised of Messrs. Masters and Whittaker.

The Compensation Committee determines compensation for officers and administers the Company's 1990 Stock Option Plan. No officer serving on the Board of Directors or the Compensation Committee has participated in decisions awarding compensation or granting of stock options to himself. The Compensation Committee met one time in 1998. The Compensation Committee is currently comprised of Messrs. Davis, Skinner and Whittaker.

The Non-Employee Director Stock Option Plan Committee administers the Company's 1995 Non-Employee Director Stock Option Plan. This Committee met one time in 1997. The Non-Employee Director Stock Option Plan Committee is currently comprised of Messrs. Fitzmorris and Whittaker.

The Nominating Committee evaluates and nominates candidates for election to the Board of Directors. This Committee was formed in April 1998, and met one time in 1998. The Nominating Committee is currently comprised of Messrs. Fitzmorris, Masters and Whittaker. Stockholders may nominate persons to stand for election to the Board of Directors by complying with the procedure for such nominations set forth in the Company's Bylaws.

COMPENSATION COMMITTEE REPORT

OVERVIEW AND PHILOSOPHY

The Compensation Committee of the Board of Directors (the "Compensation Committee") is composed of three members, all of whom are outside directors of the Company. The Compensation Committee provides overall guidance on the Company's compensation and benefits philosophy. In addition, the Compensation Committee approves and monitors the Company's:

o    executive compensation and benefits programs
o    executive employment agreements, if any
o    1990 and 1995 Stock Option Plans

The primary objectives of the Compensation Committee are to assure that the Company's executive compensation and benefits program:

o    reflects the Company's entrepreneurial orientation

o    is competitive with other growing technology-based companies

o    safeguards the interests of the Company and its stockholders

o is effective in driving performance to achieve financial goals and create stockholder value o fosters teamwork on the part of management

o    is cost-efficient and fair to employees, management and stockholders

o    is well communicated to and understood by program participants

The Company's executive compensation policies are designed to attract, motivate and retain highly qualified executive officers who can enhance stockholder value, and to support a performance-oriented environment that rewards achievement of the Company's financial goals. The Compensation Committee meets periodically during each fiscal year to review the Company's existing compensation and benefits programs and to consider modifications that seek to provide a direct relationship between executive compensation and sustained corporate performance.

The Company compensates its executive officers through three principal types of compensation: annual base salary, annual incentive bonuses and long-term incentive award through stock options. The Company, as a matter of policy, places substantial emphasis on long-term stock options since this form of compensation is viewed as very effective at correlating executive officer compensation with corporate performance and increases in stockholder value.

BASE SALARY

The annual base salary of each executive officer is based on the scope of his or her responsibility and accountability within the Company, as well as on performance and experience criteria. In addition, the Compensation Committee considers salary and other compensation arrangements of other technology-based companies of similar size and similar growth to determine appropriate levels required to attract, motivate and retain the most qualified management personnel.

The Compensation Committee determines and makes final decisions regarding base salary of executives on an annual basis. The Compensation Committee recognizes that, to some degree, the determination of an executive officer's base salary involves subjective considerations.

INCENTIVE BONUSES

A significant component of an executive officer's total cash compensation may consist of an incentive bonus, which is intended to make the executive officer's compensation dependent on the Company's performance and to provide executive officers with incentives to achieve Company goals, increase stockholder value, and work as a team.

In 1998, the Compensation Committee determined that no incentive bonuses would be paid to any executive officer. Although the Compensation Committee recognized that the Company made significant progress in assembling an effective internal sales, marketing and service organization, and had achieved certain other milestones, such as the execution of a distribution agreement with Beckman-Coulter relating to the non-exclusive distribution of the HSM and the execution of three related agreements with Bayer relating to the non-exclusive licensing and manufacture of the HSM, the Compensation Committee determined that the payment of incentive bonuses to its executive officers should be deferred to such time as the Company is profitable, or, in the alternative, has achieved such further technological, marketing and financial milestones that the payment of incentive bonuses is otherwise warranted.

The Compensation Committee expects that the achievement of specific performance targets and goals will directly impact eligibility for and the amount of executive incentive bonuses for 1999. The targets and goals may include the following:

o The Company's ability to increase its customer base and place MICRO21 systems with end users in the US and abroad through strategic partners.

o The Company's ability to increase revenues through the implementation of its cost per slide program, which commenced in the first quarter of 1999, and the development and sales of reagents and custom slides used on the Company's products.

o Significant progress in the development of the MICRO21 "workstation" system, including the successful launch of the Company's UriSlide Master, an automated slide maker which prepares urine samples for either MICRO21 or technologist examination, and Hematology Master, an automated slide maker/stainer which prepares patient samples for several hematological procedures for either MICRO21 or technologist examination.

o    Obtain working capital to sustain operations in 1999.

LONG-TERM STOCK OPTION COMPENSATION

The Compensation Committee believes that providing all employees, including executive officers, with the opportunity to acquire stock ownership over time is the most desirable way to align their interests with those of the Company's stockholders. Stock options, awarded under the Company's 1990 Stock Option Plan, provide an incentive that focuses the attention of executive officers on managing the Company from the perspective of an owner with an equity interest in the business. In addition, stock options are a key part of the Company's program for motivating and rewarding managers and other employees and consultants over the long term. Through the grant of stock options, the Company has encouraged its managers and other employees and consultants to obtain and hold the Company's stock. Stock options granted to employees are tied to future performance of the Company's stock and will provide value only when the price of the Company's stock exceeds the option grant price.

The Compensation Committee determines and makes final decisions regarding stock option awards made under the Company's 1990 Stock Option Plan. Such factors as performance and responsibilities of individual managers and the management team as a whole, as well as general industry practices play an integral role in the determination of the number of options awarded to a particular executive officer or employee. In determining the size of the individual award of options, the Compensation Committee also considers the amounts of options outstanding and previously granted, the amount of options remaining available for grant under the Company's 1990 Stock Option Plan, the aggregate amount of current awards, and the amount necessary to retain qualified personnel.

In accordance with its business strategy and compensation philosophy, the Company has granted stock options to all employees to afford them an opportunity to participate in the Company's future growth and to focus them on the contributions which are necessary for the financial success and business growth of the Company and, thereby, the creation of value for its stockholders.

Stock options are typically awarded based on an assessment of each recipient's ongoing contribution to overall corporate performance. As a means to encourage a stock option recipient to remain in service with the Company, stock option awards vest over time, over a period of four years from the date of grant. All incentive stock options have exercise prices at least equal to the fair market value of the Company's stock on the date of grant.

In 1998, the Compensation Committee granted stock options to Messrs. Cochran, Espenhahn and Pereira. The Compensation Committee believes that the preexisting stock options provide the remaining executive officers with sufficient incentives to achieve Company goals, increase stockholder value, and work as a team.

1998 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

The general policies described above for the compensation of the executive officers also apply to the compensation approved by the Compensation Committee with respect to the 1998 compensation for Mr. Fitzmorris, the Company's founder, President and Chief Executive Officer.

Mr. Fitzmorris' base salary was $235,019 in 1998, $220,000 in 1997, $200,000, in
1996 and $200,000 in 1995. Mr. Fitzmorris was not paid a bonus in 1998 due to the reasons discussed above with respect to executive officers generally.

At December 31, 1998, Mr. Fitzmorris did not have any options available for exercise. The Compensation Committee did not grant Mr. Fitzmorris any stock options during 1998.

Mr. Fitzmorris continues to fulfill a central and critical role in the development of the Company as a whole, including but not limited to the achievement of the Company's sales goals, and it is the Compensation Committee's expectation that he will continue to have an important influence on the Company's goals outlined above for 1999. The Compensation Committee believes that Mr. Fitzmorris' compensation arrangement reflects the above-described compensation philosophy of the Company designed to align management compensation closely with financial performance and increased stockholder value.

IRS MATTERS

Under Section 162(m) of the Internal Revenue Code and the regulations promulgated thereunder, deductions for employee remuneration in excess of $1 million which is not-performance-based are disallowed for publicly traded companies. Since levels of compensation paid by the Company are expected to be significantly below $1 million, the Compensation Committee has determined that it is unnecessary at this time to seek to qualify the components of its compensation program as performance-based compensation within the meaning of
Section 162(m).


                                                     COMPENSATION COMMITTEE:

                                                     James E. Davis
                                                     William Whittaker


PERFORMANCE GRAPH

The following graph illustrates a twenty one (33) month comparison of cumulative total returns for the Company's Common Stock, the S&P SmallCap 600 Index, and the S&P Health Care (Medical Products and Supplies) Index from March 21, 1996 through December 31, 1998. Cumulative total return for the periods shown in the Performance Graph is measured assuming an initial investment of $100 on March 21, 1996, the date of the Company's initial public offering, and the reinvestment of dividends, if any.

Note: Management cautions that the historic stock price performance information shown in the graph may not be indicative of current stock price levels or future stock price performance.


                                                    Cumulative Total Return
-----------------------------------------------------------------------------------------------------------------------------------
   3/21/96    3/31/96   6/30/96   9/30/96   12/31/96  3/31/97    6/30/97   9/30/97 12/31/97   3/21/98   6/30/98  9/30/98  12/31/98

   100           95       119       115         51       57         54        36       29        27        28        5         4
   100          102       107       111        117      111        130       152      147       164       156      129       151
   100           99        98       109        110      109        130       135      137       158       174      163       198

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998 by (i) each person who is known by the Company to own beneficially more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) the Named Officers, and (iv) all Named Officers and directors of the Company as a group.

                    Name and Address                            Amount and Nature
                  of Beneficial Owner(1)                   of Beneficial Ownership (2)              Percent of Class
            ---------------------------------              ---------------------------              ----------------

T. Rowe Prices Associates, Inc.                                      950,000  (3)                        8.2%
100 E. Pratt Street
Baltimore, MD  21202

Fitzmorris Family Investments Limited Partnership                  1,245,000  (4)                       10.7%
502 East John Street
Carson City, NV  89706

Fitzmorris Holdings, Inc.                                          1,245,000  (4)                       10.7%
502 East John Street
Carson City, NV  89706

Gene M. Cochran                                                       48,716 (5)                           *
James E. Davis                                                        17,794 (6)                           *
Eric Espenhahn                                                       720,647 (7)                         6.2%
Tyce M. Fitzmorris                                                 1,887,902 (8)                        16.2%
R. Wayne Fritzsche                                                   798,613 (9)                         6.8%
George Masters                                                        16,500 (10)                          *
Jaime Pereira                                                        480,329 (11)                         4.1%
William Whittaker                                                    330,756 (12)                        2.8%

All Named Officers and directors as a group                        4,301,257 (13)                       36.9%
(8 persons)


--------

*    Less than 1% of the outstanding Common Stock.


(1) Unless otherwise indicated, the address for each beneficial owner is c/o Intelligent Medical Imaging, Inc., 4360 Northlake Boulevard, Suite 214, Palm Beach Gardens, FL 33410.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of stock options or stock warrants currently exercisable or convertible, or exercisable or convertible within sixty days, are deemed outstanding for computing the percentage ownership of the person holding such stock options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed in the table, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

(3) These securities are owned by various individual and institutional investors including T. Rowe Price Small Cap Value Fund, Inc. (which owns 950,000 shares, representing 8.6% of the shares outstanding), which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4) These shares are owned by Fitzmorris Family Investments Limited Partnership, a Nevada limited partnership ("FFI"), the sole general partner of which is Fitzmorris Holdings, Inc. ("FHI"). Tyce M. Fitzmorris is the sole director, President and a majority shareholder of FHI, and may therefore be deemed to control FFI.

(5) Includes 31,666 shares issuable upon exercise of stock options exercisable within 60 days.

(6)  Represents   17,794   shares   issuable  upon  exercise  of  stock  options
     exercisable within 60 days.

(7) Includes 100,000 shares held of record by Mr. Espenhahn's wife and 8,000 shares held of record by Mr. Espenhahn as custodian for his son. Mr. Espenhahn disclaims beneficial ownership of such securities. Excludes 115,000 shares held of record by an irrevocable trust created by Mr. Espenhahn for the benefit of his children, of which Jaime Pereira is trustee.

(8) Includes 10,000 shares held of record by Mr. Fitzmorris' daughter, who has granted Mr. Fitzmorris a voting proxy and purchase option with respect such shares. Mr. Fitzmorris disclaims beneficial ownership of such shares. Also includes 1,245,000 shares held of record by FFI. Excludes 24,039 shares beneficially owned by Mr. Fitzmorris' parents, as to which Mr. Fitzmorris disclaims beneficial ownership.

(9) Includes 213,489 shares issuable upon the exercise of warrants and 120,000 shares held of record by Mr. Fritzsche's IRA Account. Does not include 36,000 shares held of record by an irrevocable trust for the benefit of Mr. Fritzsche's children.

(10) Includes 16,500 shares issuable upon exercise of stock options exercisable within 60 days.

(11) Includes 266,675.5 shares issuable upon exercise of stock options exercisable within 60 days, and 115,000 shares held of record by an irrevocable trust created by Mr. Espenhahn, The Espenhahn Descendants Trust, of which Mr. Pereira is trustee. Does not include 15,548 shares held of record by irrevocable trusts for the benefit of Mr. Pereira's nieces and nephews.

(12) Includes 200,000 shares issuable upon exercise of warrants exercisable within 60 days.

(13) Includes shares described in footnotes (4) through (12).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Fritzsche & Associates, Inc. ("FAI"), which is owned by R. Wayne Fritzsche, entered into a Consulting Agreement with the Company dated as of December 1, 1993 (the "FAI Consulting Agreement") pursuant to which the Company engaged FAI to provide corporate finance, strategic planning and marketing assistance and other consulting services. As amended to date, the FAI Consulting Agreement provides for annual consulting fees (payable in monthly installments) of $102,000 in 1995, $150,000 in 1996 and $102,000 in each of 1997, 1998 and 1999;
provided, however, that the Company and FAI agreed to renegotiate the schedule of payments for 1997, 1998 and 1999 due to a material shortfall in anticipated revenues from international sales of the MICRO21 system in those years. The Company paid FAI $52,500 in 1994, $102,000 in 1995, $127,339 in 1996, $121,176
in 1997, and $93,500 in 1998. In addition to these payments, the Company offset the $102,000 in consulting fees due to Mr. Fritzsche in 1999 against the outstanding advance due from Mr. Fritzsche to the Company. Accordingly, the Company has paid all amounts due under the FAI Consulting Agreement.

     In June 1994, Mr. Fritzsche made loans to the Company in the aggregate amount of $300,000, evidenced by a 10% Secured Convertible Promissory Note (the "Convertible Note") payable on July 1, 1996, which was converted as of that date into 274,389 shares of Common Stock at a conversion rate of $1.09 per share. As additional consideration for the loan, Mr. Fritzsche received warrants for the purchase of 274,389 shares of Common Stock at an exercise price of $1.09 per share. These warrants expire, if unexercised, in July 1999.

     In May 1997, the Board of Directors authorized the Company to loan to Mr. Fitzmorris up to $500,000 on a secured recourse basis. During 1997, advances of approximately $367,000 were made to Mr. Fitzmorris. All amounts advanced, including interest accrued at the rate of 8.5% per annum, have been repaid by Mr. Fitzmorris in full.

     In January 1998, the Company advanced $196,000 to Mr. Fitzmorris and $424,000 to Mr. Fritzsche. On August 14, 1998 the Company received full repayment of all amounts due with respect to the advance to Mr. Fitzmorris. With respect to repayment of the Company's advance to Mr. Fritzsche, as of December 31, 1998 payments in the amount of $290,000, plus a $75,000 credit offset for consulting fees past due or payable to Mr. Fritzsche by the Company, have been applied against the amount due, leaving a balance due of $86,684. Repayment of the balance of $86,684 has been extended to August 28, 1999. The advance to Mr. Fritzsche is secured by shares of the Company's common stock held by Mr. Fritzsche and bears interest at the rate of prime plus 1% per annum.

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

10.25     *Product   Integration   Agreement  between  the  Company  and  DiaSys
          Corporation dated as of November 1, 1996. (2)

10.26 *License Agreement between the Company and MonoGen, Inc. dated as of November 17, 1996. (2)

10.27 *Settlement Agreement with Coulter Corporation dated as of March 27, 1997. (2)

10.28 Assignment and Assumption of Lease Agreement dated December 30, 1996 between the Company and Lenzar Electrooptics, Inc., with respect to Lease Agreement dated March 9, 1994 between CTB Realty Ventures XVI, Inc. and Lenzar Electrooptics, Inc. (incorporated by reference to
          Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1997)

10.29 Distribution and Field Service Agreement dated as of December 1, 1998 between the Company and Beckman-Coulter, Inc. (3)

10.30 License Agreement dated as of November 17, 1998 between the Company and Bayer Corporation (3) 10.31 HSM After-Market Supply Agreement dated November 17, 1998 between the Company and Bayer Corporation (3)

10.32 HSM Instrument Supply Agreement dated November 17, 1998 between the Company and Bayer Corporation (3)

10.33 Invoice Purchase and Sale Agreement dated November 23, 1998 between the Company and Finova Capital Corporation (3)

23.1      Consent of Ernst & Young LLP, Independent Certified Public Accountants
          (3) 27.1 Financial Data Schedule(3)

* Confidential treatment was requested of and approved by the Securities and Exchange Commission with respect to portions of this exhibit

(1) Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form S-1 (File No. 33-636) as filed with Securities and Exchange Commission

(2) Incorporated by reference to the same exhibit number in the Company's Form 10-K for the fiscal year ended December 31, 1996 (3) Filed herewith


REPORTS ON FORM 8-K

In a Current Report filed on Form 8-K dated October 16, 1998, the Company reported that it had experienced a reduction in revenue and increased costs which had, in turn, affected the Company's current results of operations and liquidity and caused the Company's independent accountants to issue an updated accountants' report, a copy of which is filed with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palm Beach Gardens, State of Florida, on the 15th day of April, 1999.

                                        Intelligent Medical Imaging, Inc.


                                        By: /s/ GENE COCHRAN
                                        --------------------
                                        Gene Cochran, Chief Financial Officer
                                        (Principal Financial and Accounting
                                            Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1999.

SIGNATURE                                     TITLE

/s/ TYCE M. FITZMORRIS                  Chairman of the Board, Chief Executive
----------------------------            Officer and President
(Tyce M. Fitzmorris)

/s/ GENE M. COCHRAN                     Chief Financial Officer, Secretary,
----------------------------            Treasurer
(Gene M. Cochran)

/s/ JAMES E. DAVIS                      Director
----------------------------
(James E. Davis)

/s/ GEORGE MASTERS                      Director
----------------------------
(George Masters)

/s/ WILLIAM D. WHITTAKER                Director
----------------------------
(William D. Whittaker)