Form 10-K/A
period 1998-12-31
INTELLIGENT MEDICAL IMAGING INC
filed 1999-04-21
CIK 930090

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK ON APRIL 9, 1999, WAS 12,280,021.

                        INTELLIGENT MEDICAL IMAGING, INC.
                             FORM 10-K/A ANNUAL REPORT

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

During the fourth quarter of 1997, the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short-term rental program will require that the Company secure additional financing.

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

Notwithstanding the reductions in personnel and corporate expenditures and the strategic planning referenced above, the Company has depleted its cash reserves and has been delinquent in its payroll obligations since March 31, 1999. As of April 9, 1999 the Company is delinquent in its payroll obligations (including wages, severance pay and accrued vacation pay) in the amount of $189,000. The Company is also currently delinquent in the payment of its accounts payable. In addition, the Company is also currently in default in the amounts of $57,213 and $178,280 with respect to the payment of two secured promissory notes to the Company's legal counsel. These promissory notes were executed to provide for the payment of past due legal fees owed to the Company's legal counsel, Edwards & Angell, LLP. The Company's failure to pay its employees will adversely affect the Company's efforts to maintain a competent and capable sales and marketing staff. The Company will continue to lose employees unless it can raise capital promptly. In addition, the Company's inability to timely pay its accounts payable has had an adverse effect on the Company's relationship with its vendors, resulting in some vendors refusing to ship products or to provide services to the Company. The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all. If the Company's efforts to raise capital are unsuccessful, the Company will have to cease operations.

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

The goal of IMI's product development is to allow the MICRO21 to be used in conjunction with other laboratory equipment automatically and eliminate the need for much of the time-consuming and potentially dangerous handling of samples. New products under development include:

o Urine Slide Maker(TM) ("USM"), an automated slide maker which will prepare urine samples for examination by a technologist or by the MICRO21; and

o CoreLab(TM), IMI's total hematology solution. It will be designed to be integrated with many hematology analyzers on the market today and will automatically respond to flags for full sample examination, prepare slides as required and perform the search and display functions using the MICRO21 system.

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

ITEM 3.  LEGAL PROCEEDINGS

DIASYS CORPORATION. In November 1996, the Company and DiaSys Corporation ("DiaSys") (Nasdaq, DIYS) entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys designs, develops, manufactures and distributes workstation products which prepare fluid samples. Under the DiaSys Agreement, the Company was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when the Company rejected products delivered by DiaSys and returned them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys sought damages in excess of $1,000,000 for the Company's alleged breach of the DiaSys Agreement and the Company's alleged defamation of DiaSys and its products. The Company filed its response on February 9, 1998, denying that it breached the DiaSys Agreement or defamed DiaSys, stating that it properly rejected products supplied by DiaSys due to non-conformance and seeking damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in the Company's product development efforts caused by DiaSys's breach of the DiaSys Agreement. On October 7, 1998 the arbitration hearings were completed and on November 6, 1998 written arguments were presented to the arbitration panel. On December 15, 1998, the arbitration panel issued its findings in this dispute. The panel found that the Company breached its contract with DiaSys by failing to provide DiaSys with an adequate opportunity to repair or replace goods DiaSys delivered to the Company which the Company contended were non-conforming. The arbitration panel rejected DiaSys' claim for lost profits and limited DiaSys' recoverable damages to its actual costs to produce and deliver the units sold to the Company, including allocable overhead, less net proceeds realized from the resale of the returned units, and its attorneys' fees. The panel will hear additional evidence on the calculation of these limited damages. The arbitration panel additionally determined that IMI libeled DiaSys but awarded damages of only $10,000 to DiaSys on this claim. While the Company believes the calculation of DiaSys' recoverable damages will result in minimal damages, there can be no assurance that the damages which are awarded to DiaSys will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome. As of December 31, 1999, the Company has accrued $10,000 in connection with this arbitration.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31
                                                                 ----------------------

                                             1994           1995        1996          1997          1998
                                             ----           ----        ----          ----          ----

STATEMENTS OF OPERATIONS DATA
Product sales and license fees, net         $118,173    $1,392,883   $1,460,675     $3,770,489     3,762,035
Cost of sales                                    --      1,135,499    1,227,216      3,328,394     3,731,709
                                                 --      ---------    ---------      ---------     ---------

Gross margin                                 118,173       257,384      233,459        442,095        30,326

Operating expenses:
     Selling, general and
     administrative                        1,215,686     2,462,553    3,960,625      8,183,800     9,032,740
     Research and development              1,101,463     1,793,769    2,113,565      5,022,670     5,311,333
     Provision for contract
       settlement                                 --            --    2,062,000             --            --
                                                  --            --    ---------             --            --
Total operating expenses                   2,317,149     4,256,322    8,136,190     13,206,470    14,344,073
                                           ---------     ---------    ---------     ----------    ----------

Loss from operations                      (2,198,976)   (3,998,938)  (7,902,731)   (12,764,375)  (14,313,747)

Other income (expense):
     Interest and other income                    --        13,046    1,112,227      1,035,210       198,125
     Interest expense                       (216,879)     (175,074)    (141,699)           --     (1,051,711)
                                            --------      --------     --------            --     ----------

Other income (expense)                      (216,879)     (162,028)     970,528      1,035,210      (853,586)

Loss before extraordinary item            (2,415,855)   (4,160,966)  (6,932,203)   (11,729,165)  (15,167,333)

Extraordinary item--gain on early
  extinguishment of debt                           --       173,575        76,475           --           --
                                                   --       -------        ------           --           --

Net loss                                  ($2,415,855)  ($3,987,391)  ($6,855,728)($11,729,165)  (15,167,333)
                                          ============  ===========   ============ ============   ===========

Loss per common share - basic and
  diluted (1):

     Before extraordinary item                 ($0.75)       ($0.73)       ($0.70)      ($1.07)      ($1.33)
     Extraordinary item--gain on early
       extinguishment of debt                      --           .03           .01           --           --
                                                   --            --           --            --           --
     Net loss per common share - basic
       and diluted                             ($0.75)       ($0.70)       ($0.69)      ($1.07)      ($1.33)
                                               =======       ======        =======      =======      =======

Weighted average number of common
shares outstanding (1)                       3,213,678     5,720,640    9,937,440   10,952,330   11,419,666
                                             =========     =========    =========   ==========   ==========

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------

                                         1994          1995          1996          1997          1998
                                         ----          ----          ----          ----          ----

BALANCE SHEET DATA
Cash and investments available-
     for-sale                           $1,494,481       $75,821   $25,081,873    $7,083,173        31,923
Total assets                             2,406,769     2,705,330    30,732,023    17,406,409     8,745,353
Total debt and non-current
     obligations                         3,860,379     2,182,160            --            --     4,157,582

Accumulated deficit                     (4,560,996)   (8,548,387)  (15,346,088)  (27,102,275)  (42,300,613)
Total shareholders' equity
     (net capital deficiency)           (2,480,816)   (1,225,022)   26,866,695    15,317,345     1,746,410






All loss per share amounts have been presented to conform to Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Due to the issuance of SFAS No. 128, the SEC revised its Staff Accounting Bulletin No. 83 relative to cheap stock. Consequently, net loss per share for the year ended December 31, 1994 has been restated.

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

During the fourth quarter of 1997, the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short-term rental program will require that the Company secure additional financing.

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

Notwithstanding the reductions in personnel and corporate expenditures and the strategic planning referenced above, the Company has depleted its cash reserves and has been delinquent in its payroll obligations since March 31, 1999. As of April 9, 1999 the Company is delinquent in its payroll obligations (including wages, severance pay and accrued vacation pay) in the amount of $189,000. In addition, the Company is currently delinquent in the payment of its accounts payable. In addition, the Company is currently in default in the amounts of $57,213 and $178,280 with respect to the payment of two secured promissory notes to the Company's legal counsel. These promissory notes were executed to provide for the payment of past due legal fees to the Company's legal counsel, Edwards & Angell, LLP. The Company's failure to pay its employees will adversely affect the Company's efforts to maintain a competent and capable sales and marketing staff. The Company will continue to lose employees unless it can raise capital promptly. In addition, the Company's inability to timely pay its accounts payable has had an adverse effect on the Company's relationship with its vendors, resulting in some vendors refusing to ship products or to provide services to the Company. The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all. If the Company's efforts to raise capital are unsuccessful, the Company will have to cease operations.

B.  RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

Product sales for 1998 were $3,162,035 as compared to $3,770,489 in 1997, a decrease of 16%. The decrease in product sales for 1998 was primarily due to a decrease in sales of the MICRO21 in the international market and fewer sales than expected in the United States. License fees in 1998 of $600,000 were earned in connection with the Bayer Agreement.

Cost of sales for 1998 were $3,731,709 as compared to $3,328,394 in 1997, an increase of 12%. The increase in costs of sales for 1998 is primarily attributable to depreciation recorded on revenue equipment, allowances for obsolete inventory and costs associated with idle capacity.

Selling, general and administrative expenses were $9,032,740 in 1998, compared with $8,183,800 in 1997, an increase of 10%. Selling, general and administrative expenses increased in 1998 primarily due to the continued growth of the Company through the first quarter of 1998 due to the need for additional personnel following the Company's termination of the Coulter Agreement. In 1998, selling, general and administrative expenses included consulting fees of $511,651 and the amortization of deferred compensation of $185,252 associated with common stock issued to employees and members of the Board of Directors. Selling, general and administrative expenses should decrease substantially now that the Company has taken drastic measures to reduce operating expenses.

Research and development expenses were $5,311,333 in 1998, compared with $5,022,670 in 1997, an increase of 6%. Research and development expenses increased in 1998 primarily due to resources being utilized in the development of the recently released HSM and the USM-which is still in the development stage.

Interest income was $155,914 in 1998, a 85% decrease from $1,035,210 in 1997. The decrease in 1998 was primarily due to a decrease in investment funds. Investments decreased because the funds were used to maintain operations.

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


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Product sales for 1997 of $3,770,489 increased 158% over 1996, from $1,460,675. The increase in product sales for 1997 was primarily due to sales of MICRO21 systems to hospitals and laboratories. In connection with the Settlement Agreement, the Company recorded, as of December 31, 1996, a sales allowance of $1,938,000 representing the portion of the settlement amount estimated to represent a credit for the return of 26 MICRO21 systems and certain spare parts and equipment.

Cost of sales for 1997 of $3,328,394  increased 172% over 1996, from $1,227,216.
The increase in cost of sales for 1997 is attributable to increased sales and the write down of the MICRO21 systems that remain in inventory.

Selling, general and administrative expenses were $8,183,800 in 1997, compared with $3,960,625 in 1996, an increase of 107%. Selling, general and administrative expenses increased in 1997 primarily due to the continued growth of the Company and the need for additional personnel following the Company's termination of the Coulter Agreement. In 1997, selling, general and administrative expenses included consulting fees of $196,728 and the amortization of deferred compensation of $93,252 associated with common stock issued to a member of the Board of Directors.

Research and development expenses were $5,022,670 in 1997, a 138% increase over $2,113,565 in 1996. Research and development expenses increased in 1997 primarily due to resources being utilized in the development of upgrades, procedures, technologies and new products for the MICRO21 system.

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

Interest income was $1,035,210 in 1997, a 7% decrease from $1,112,227 in 1996. The decrease in 1997 was primarily due to a decrease in investment funds. Investments decreased because the funds were used for operations.

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

Cash was used in 1998 and 1996 primarily to fund operating losses. Cash was used in 1997 to fund operating losses, to settle the Coulter matter and to purchase inventory raw materials.

For the year ended December 31, 1998, net cash provided by investing activities of $5,856,875 was primarily the result of sales of investments available-for-sale for use in operations. In 1997 net cash provided by investing activities also was primarily the result of sales of investments, offset by purchases of property and equipment. In 1996, the Company used cash of $25,501,141 to purchase investments available-for-sale and property and equipment.

For the year ended December 31, 1998, net cash provided by financing activities of $3,091,786 was primarily the result of proceeds from the sale of convertible debentures and advances from a factor. During 1997 and 1996, the Company had cash provided by financing activities of $113,585 and $32,679,891, respectively, primarily due to proceeds from the sale of common stock. In 1996, such proceeds were derived from the Company's initial public offering of common stock.

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

The Company's business strategy is taking longer to accomplish and is proving to be more costly than originally anticipated. Currently, the Company does not have, and is not generating from operations, sufficient cash to meet its obligations as they become due. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of the termination of the Coulter Agreement (see Note 11) adversely affected the Company's business, results of operations and financial condition in 1998, 1997 and 1996. The Company's 1999 operating plan contemplates focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, the Company has implemented strategic steps in an effort to remain viable until sufficient market penetration for the Company's products is achieved. This plan which commenced in 1998, includes personnel reductions and reductions in other operating costs. In addition, the Company completed the development of its HSM in 1998 and curtailed the development of the USM which will result in decreased costs associated with research and development. Furthermore, in July 1998 the Company closed its office in Europe. The Company has also reduced sales expenditures, while emphasizing a sales process that better targets prospective customers who are closest to making a purchase decision. The Company is implementing a plan that will segment the market according to product fit and geographic locations.

In the fourth quarter of 1998, the Company introduced the HSM and two additional procedures for the Micro21 System which management believes will offer significant opportunities for expanding the Company's potential customer base. In November 1998 the Company entered into a license agreement with Bayer whereby the Company has granted Bayer a nonexclusive right to develop, make, have made, use, sell and have sold the HSM in exchange for $1,100,000 and a royalty of $2,000 per unit sold for the first 400 units manufactured and sold by Bayer or its sublicensed affiliates. As of April 9, 1999, the Company has received the entire $1,100,000 license fee under this Agreement.

Historically, the cash necessary to fund the Company's working capital, operating losses and capital expenditures has been provided by debt or equity financing. In June 1998, the Company issued $3 million of convertible debentures. An additional $7 million of financing is available to the Company, but the availability of such financing is at the discretion of the lender after consideration of the trading characteristics of the common stock, the lender's exposure to the Company at that time, the absence of any material adverse change in the Company's financial condition or operations and the Company's continued compliance with the terms of the financing. The debentures include a requirement that the Company's common stock be listed for trading by Nasdaq or on the New York Stock Exchange or American Stock Exchange.

On October 30, 1998 the Company was notified by Nasdaq of a potential delisting of the Company's common stock from the Nasdaq National Market, effective February 1, 1999, due to the Company's failure to comply with Nasdaq's $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. On January 28, 1999 the Company requested a hearing before a Nasdaq hearing panel to appeal the proposed delisting which effectively stayed the delisting of the Company's common stock. On March 23, 1999, the Company was further notified by Nasdaq that the Company did not meet the $4,000,000 net tangible assets requirement for continued listing on the Nasdaq National Market. The Company's request for a hearing was granted by Nasdaq and the hearing was held on April 8, 1999. The Company expects Nasdaq to render a decision on the Company's appeal of the proposed delisting within three weeks of the date of the hearing. In the event that the Company's appeal is denied and the Company's common stock is delisted from the Nasdaq National Market, the Company has requested that Nasdaq permit the Company's common stock to be listed on the Nasdaq Smallcap Market. There can be no assurance that the Company's appeal of Nasdaq's proposed delisting of the Company's common stock will be successful and it appears likely that the Company's common stock will eventually be delisted from the Nasdaq National Market. There also can be no assurance that Nasdaq will permit the Company's common stock to be listed on the Nasdaq Smallcap Market since such listing will require that the Company convince Nasdaq that it can sustain long term compliance with all applicable continued listing requirements. At December 31, 1998, the Company's tangible net worth is $1,449,000 which is below the minimum listing requirements of the Nasdaq Smallcap market. In the event that the Company's common stock is delisted from the Nasdaq National Market and the Company is not successful in its request that its common stock be listed on the Nasdaq Smallcap Market, the Company's common stock will commence trading on the OTC Bulletin Board. In addition, the failure of the Company's common stock to be listed for trading on the Nasdaq National Market of the
Nasdaq Smallcap Market would constitute an event of default under the Debentures, in which event the full principal amount of the Debentures, together with all accrued interest thereon, would become immediately due and payable in cash and the availability of any remaining borrowing capacity under the related convertible debenture agreements could be further limited. Pending the Nasdaq hearing panel's decision, the Company's common stock will remain listed on Nasdaq's National Market System.

The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all. If the Company is unable to achieve its operating plan with respect to increased revenue and obtain additional debt or equity financing, it will have to cease operation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

The Company has depleted its cash reserves and has been delinquent in its payroll obligations since March 31, 1999. As of April 9, 1999 the Company is delinquent in its payroll obligations (including wages, severance pay and accrued vacation pay) in the amount of $189,000. In addition, the Company is currently delinquent in the payment of its accounts payable and is in default on two notes payable in the aggregate amount of $235,493. If the Company's common stock is delisted from Nasdaq the Debentures will be in default. At December 31, 1998, the Company had cash of $31,923 as compared to $853,164 at December 31, 1997. It will be necessary for the Company to raise significant capital in order to continue operations. The Company is currently seeking alternative sources of financing and exploring strategic alternatives. There can be no assurance that such funds can be obtained on favorable terms if at all. If the Company's efforts to raise capital are unsuccessful, the Company will have to cease operations.

The Company's financial statements for the years ended December 31, 1998 and 1997 have been prepared assuming that the Company will continue as a going concern. However, the substantial losses from operations, significant reliance on obtaining capital to satisfy liquidity requirements, the default on the notes payable referenced above and the potential violation of one of the debenture covenants described in the overview above, raise substantial doubt about the Company's ability to continue as a going concern.

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

BUILD-UP OF THE COMPANY'S INTERNAL SALES FORCE; CHANGES IN SALES STRATEGY. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of termination of the Coulter Agreement have adversely affected the Company's business, results of operations and financial condition in 1998 and may continue to do so through 1999. However, the Company believes that its understanding of the nature of and advantages of the use of the MICRO21 system and the training it provides and will provide to its internal sales, marketing and service force will ultimately position the Company to achieve better results by selling MICRO21 systems directly to end users than the Company has realized or could realize with an exclusive distribution relationship with one distributor. In addition, the Company's ability to set prices and to sell the MICRO21 system directly to end users provides the Company with a greater ability to enter into more flexible pricing arrangements with end users who lease or purchase a MICRO21 system. Such flexibility may increase the number of end users who are financially able to purchase or lease a MICRO21 system, result in increased margins on a per-unit basis, and result in increased gross and net revenues to the Company for 1999 and beyond. However, there can be no guarantee or assurance that increased pricing flexibility and direct selling efforts by the Company will result in an increase in the number of potential end users, an increase in sales, or greater margins or gross or net revenues. In addition, while the Company intends to focus its marketing and sales efforts on direct sales, the Company may continue to sell MICRO21 systems to Coulter pursuant to the Settlement Agreement and to other distributors for resale to customers, and substantial sales to distributors may be possible only at transfer prices substantially lower than projected prices for direct sales.

In addition to the foregoing considerations, during the fourth quarter of 1997 the Company began to offer a short-term rental program which provides for monthly or annual rentals of the MICRO21 system. The Company believes that this program will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of the short-term rental program will require that the Company secure additional financing. Additional funds for this purpose may be sought through equity or debt financings. There can be no assurance that commitments for such financings can be obtained on favorable terms, if at all.

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

E. OTHER FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including, without limitation, those described under "Outlook" above, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. Such factors include, among others, those described in Item 1. "Business," Item 3. "Legal Proceedings," and Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the following:

o the immediate need for the Company to raise significant additional capital to satisfy delinquent payroll, accounts payable and notes payable obligations and to finance operations in the near-term, and the inability to provide assurances that such capital will be available on terms favorable to the Company, if at all;

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

o the possible acceleration of the Debentures due to a default in the event the Company's common stock is delisted from Nasdaq.

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

Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996                                          F-6

Notes to Financial Statements                                             F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Intelligent Medical Imaging, Inc.

We have audited the accompanying balance sheets of Intelligent Medical Imaging, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Medical Imaging, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


                                                           /s/ Ernst & Young LLP
                                                           ---------------------


West Palm Beach, Florida
April 9, 1999

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                                                December 31,
ASSETS                                                    1998             1997
                                                      -------------    -------------

Current assets:
 Cash                                                     $ 31,923        $ 853,164
 Investments available for sale                                  -        6,230,009
 Accounts receivable, net of allowance for               1,002,781          671,905
   uncollectible accounts of $40,000 at
 December 31, 1998 and 1997
 Note receivable, related party                             86,684                -
 Inventory                                               3,157,537        5,933,815
 Prepaid expenses                                           67,408           61,799
 Current portion of investment in sales-type leases        497,000          222,213
 Accrued interest receivable                                     -           13,151
                                                      -------------    -------------

Total current assets                                     4,843,333       13,986,056


Long-term portion of investment in sales-type leases       451,808          240,145
Revenue equipment, net                                     544,215          263,632
Property and equipment, net                              2,556,347        2,789,693
Other assets                                                52,650          126,883
Deferred financing costs, net of accumulated
 amortization of $19,400                                   297,000                -
                                                      -------------    -------------
                                                       $ 8,745,353     $ 17,406,409
                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable in default                            $   335,493     $          -
    Accounts payable                                     1,159,737        1,298,811
    Accrued salaries and benefits                          372,149          394,190
    Other accrued liabilities                              258,671          101,816
    Advances from factor                                   320,000                -
    Current portion of amount due to financing             497,000                -
     companies
    Current portion of capital lease obligation             30,562                -
    Current portion of deferred revenue                    318,381           74,673
                                                      -------------    -------------

Total current liabilities                                3,291,993        1,869,490


Deferred revenue                                           412,423          219,574
Amount due to financing companies                          451,808                -
Capital lease obligation                                    54,719                -
Convertible debentures, net of unamortized discount                               -
  of $187,000                                            2,788,000

Shareholders' equity:
 Common Stock, $.01 par value-authorized 35,000,000
  shares; issued and outstanding, 11,631,486 shares
  in 1998 and 11,023,938 shares in 1997                   116,315          110,239
 Additional paid-in capital                            44,416,708       42,537,633
 Deferred compensation                                   (486,000)        (228,252)
 Accumulated deficit                                  (42,300,613)     (27,102,275)
                                                      -----------       -----------
Total shareholders' equity                              1,746,410       15,317,345
                                                       -----------     ------------
                                                       $8,745,353      $17,406,409
                                                      =============    ============

                             SEE ACCOMPANYING NOTES

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                   1998                   1997                  1996
                                             ------------------     -----------------     ------------------

Product sales, net (Note 11)                       $ 3,162,035           $ 3,770,489            $ 1,460,675
License fees                                           600,000                     -                      -
                                             ------------------     -----------------     ------------------
                                                     3,762,035             3,770,489              1,460,675

Cost of sales                                        3,731,709             3,328,394              1,227,216
                                             ------------------     -----------------     ------------------
Gross margin                                            30,326               442,095                233,459

Operating expenses:
     Selling, general and administrative             9,032,740             8,183,800              3,960,625
     Research and development                        5,311,333             5,022,670              2,113,565
     Provision for contract settlement                       -                     -              2,062,000
                                             ------------------     -----------------     ------------------
Total operating expenses                            14,344,073            13,206,470              8,136,190
                                             ------------------     -----------------     ------------------
Loss from operations                              (14,313,747)          (12,764,375)            (7,902,731)
Other (expense) income:
    Investment and interest income                    155,914             1,035,210              1,112,227
    Other income                                       42,211                     -                      -
    Interest expense                               (1,051,711)                    -              (141,699)
                                             ------------------     -----------------     ------------------
Other (expense) income                               (853,586)           1,035,210                 970,528
                                             ------------------     -----------------     ------------------

Loss before extraordinary item                    (15,167,333)          (11,729,165)            (6,932,203)

Extraordinary item--gain on early
 extinguishment of debt                                      -                     -                 76,475
                                             -----------------      -----------------     -----------------

Net loss                                        $ (15,167,333)        $ (11,729,165)          $ (6,855,728)
                                            ==================      ================      =================

Loss per common share--basic and diluted:
    Before extraordinary item                          $(1.33)               $(1.07)                $(0.70)

Extraordinary item--gain on early
    extinguishment of debt                                  -                     -                   0.01
                                             -----------------      ----------------      ------------------

Net loss per common share-basic and diluted            $(1.33)               $(1.07)                $(0.69)
                                             ==================     =================     ==================

Weighted average common
     shares outstanding                            11,419,666            10,952,330              9,937,440
                                             ==================     =================     ==================



                             SEE ACCOMPANYING NOTES

                        INTELLIGENT MEDICAL IMAGING, INC.
           STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)





                                                                                                                   TOTAL
                                                                                                                SHAREHOLDERS'
                                                                   ADDITIONAL                                      EQUITY
                                       COMMON STOCK                 PAID-IN        DEFERRED      ACCUMULATED    (NET CAPITAL
                                          SHARES        AMOUNT      CAPITAL      COMPENSATION      DEFICIT       DEFICIENCY)
                                     ------------------------------------------------------------------------------------------

Balance at January 1, 1996              6,843,246     $ 68,432  $  7,656,290   $  (401,357)    $(8,548,387)  $ (1,225,022)

Issuance of $.01 par value common
     stock, net of issuance costs
     of $3,668,565                      3,450,000       34,500    34,246,935             -              -     34,281,435
Issuance of $.01 par value common
     stock from conversion of
     notes payable                        274,389        2,744       297,256             -              -        300,000
Exercise of stock options                 117,750        1,178        94,913             -              -         96,091
Exercise of stock purchase warrants       212,670        2,127       115,932             -              -        118,059
Issuance of stock options to
purchase
     6,000 shares of common stock               -          -          13,980       (10,480)             -          3,500
Amortization of deferred                        -          -             -          90,333              -         90,333
compensation
Adjustment for unrealized gains on
     securities available-for-sale              -          -             -               -          58,027         58,027
Net loss                                        -          -             -               -      (6,855,728)    (6,855,728)
                                     ------------------------------------------------------------------------------------------

Balance at December 31, 1996          10,898,055       108,981    42,425,306      (321,504)    (15,346,088)   26,866,695
Exercise of stock options                102,811         1,028        92,005             -              -         93,033
Exercise of stock purchase warrants       23,072           230        20,322             -              -         20,552
Amortization of deferred                       -             -           -          93,252              -         93,252
compensation
Adjustment for unrealized gains on
     securities available-for-sale             -             -           -              -          (27,022)      (27,022)
Net loss                                       -             -           -              -      (11,729,165)  (11,729,165)
                                     ------------------------------------------------------------------------------------------

Balance at December 31, 1997          11,023,938       110,239    42,537,633      (228,252)    (27,102,275)   15,317,345
Exercise of stock options                440,940         4,409        82,228            -               -         86,637
Exercise of stock purchase warrants       93,456           935         (935)            -               -              -
Conversion of convertible
     debentures and accrued interest
     to common stock                      48,152           482        25,169            -               -         25,651
Common stock issued for services          25,000           250        82,563            -               -         82,813
Issuance of stock options to purchase
     279,228 shares of common stock            -             -       443,000     (443,000)              -              -
Amortization of deferred                       -             -             -      185,252               -        185,252
     compensation
Discount on convertible debentures             -             -     1,130,650            -               -      1,130,650
Issuance of stock purchase warrants in
     connection with convertible
     debentures                                                      116,400                                     116,400
Adjustment for unrealized gains on
     securities available-for-sale             -             -             -            -          (31,005)      (31,005)
Net loss                                       -             -             -            -      (15,167,333)  (15,167,333)
                                     ==========================================================================================
Balance at December 31, 1998          11,631,486     $ 116,315   $44,416,708     (486,000)   $ (42,300,613)  $ 1,746,410
                                     ==========================================================================================

                             SEE ACCOMPANYING NOTES

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS




                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------

                                                          1998                   1997                    1996
                                                          ----                   ----                     ----

OPERATING ACTIVITIES
Net loss                                           $  (15,167,333)        $  (11,729,165)           $    (6,855,728)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                         1,431,681              1,025,419                    299,338
    Amortization of deferred revenue                      (105,694)                    -                          -
    Amortization of discount on convertible
      debentures                                          963,050                      -                          -
    Gain on early extinguishment of debt                        -                      -                   (76,475)
    Services received in exchange for common
      stock and stock options                             268,065                 93,252                     93,833
    Reduction in note receivable, related
    party in exchange for services                         75,000                     -                          -
    Note payable in exchange for services                 435,493                     -                          -
    Provision for contract settlement                           -                     -                   2,062,000
    Changes in operating assets and
     liabilities:
          Accounts receivable                            (330,876)               (494,809)                      4,904
          Inventory                                     1,975,300              (3,581,551)                (2,401,545)
          Prepaid expenses                                 (5,609)                 (9,374)                  (208,246)
          Investment in sales-type leases                 462,358                (462,358)                         -
          Accrued interest receivable                      13,151                 146,276                          -
          Other assets                                     74,233                 (74,631)                     50,204
          Revenue equipment                              (397,363)               (263,632)                         -
          Accounts payable                               (154,074)                235,832                     28,512
          Accrued salaries and benefits                   (22,041)                 74,973                    114,979
          Other accrued liabilities                       172,506               (319,316)                    176,654
          Deferred revenue                                542,251                294,247                          -
          Contingent settlement liability                       -             (2,062,000)                   (105,000)
          Customer advance                                      -                      -                    (150,000)
                                                -------------------     ------------------      ---------------------

Net cash used in operating activities                  (9,769,902)           (17,126,837)                 (6,966,570)

INVESTING ACTIVITIES
Purchases of property and equipment                      (180,445)              (958,426)                   (765,296)
Purchases of investments held for sale                           -            (3,683,412)                (33,226,690)
Sale of investments held for sale                        6,199,004             22,220,253                   8,490,845
Advances to related parties                              (622,267)                      -                           -
Repayments of advances to related parties                  460,583                      -                           -
                                                -------------------     ------------------      ---------------------

Net cash provided by (used in) investing                 5,856,875             17,578,415                (25,501,141)
activities


                             CONTINUED ON NEXT PAGE

FINANCING ACTIVITIES
Proceeds from sale of common stock                         86,637                 113,585                34,495,585
Proceeds from long-term notes payable                           -                       -                    60,000
Repayment of long-term notes payable
 and capitalized lease obligations                      (114,851)                       -                  (773,839)
Advances from factor                                      320,000                       -                 2,216,614
Repayments to factor                                            -                       -                (2,216,614)
Proceeds from advances from or notes payable
 to related parties                                        50,000                       -                    74,784
Repayment of advances from or notes payable
 to related parties                                       (50,000)                      -                (1,176,639)
Proceeds from convertible debentures, net
 of deferred financing costs of $200,000                2,800,000                       -                         -
                                                ------------------     -------------------     ---------------------
Net cash provided by financing activities               3,091,786                 113,585                32,679,891
                                                ------------------     -------------------     ---------------------
Net (decrease) increase in cash                          (821,241)                565,163                   212,180
Cash at beginning of year                                 853,164                 288,001                    75,821
                                                ------------------     -------------------     ---------------------
Cash at end of year                                   $    31,923           $     853,164            $      288,001
                                                ==================     ===================     =====================

Supplemental Information

Stock purchase warrants issued for financing         $    116,400           $         -              $          -
  costs                                         =================       ================       ===================

Inventory transferred to property and equipment      $    800,978           $  1,109,729             $    514,733
                                                =================       ================       ===================

Property and equipment acquired
  under capital lease obligations                    $    100,132           $         -              $          -
                                                =================       ================       =================

Convertible debentures and accrued interest
  converted to stock                                 $     25,651           $         -              $          -
                                                =================       ================        ===================

Interest paid                                        $         -            $         -              $    319,073
                                                ================        ===============        ==================

Notes payable and notes payable to related
     parties converted to common stock               $         -            $         -              $    300,000
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

During October 1997, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accounts issued Statement of Position 97-2 (SOP 97-2), SOFTWARE REVENUE RECOGNITION which the Company has adopted for transactions entered into during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION. In March 1998, the AICPA issued SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION. SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE
RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. SOP 98-9 specifies the accounting to be used when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) there is vendor-specific objective evidence of the fair value of each of the undelivered elements. SOP 98-9 also amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. Adoption of SOP 97-2 did not have a material impact on revenue recognition during 1998 and adoption of SOP 98-9 is not expected to have a material impact in the future.

In November 1998, the Company entered into a license agreement with Bayer Corporation (Bayer) whereby the Company has granted Bayer a nonexclusive right to develop, make, have made, use, sell and have sold the Hematology Slide Maker(TM) ("HSM") in exchange for $1,100,000 and a royalty of $2,000 per unit sold for the first 400 units manufactured and sold by Bayer or its sublicensed affiliates. The license fee of $1,100,000 is payable upon the Company achieving certain milestones as specified in the license agreement. As of December 31, 1998, the Company had achieved milestones for which it was entitled to receive payment of $600,000 of the license fee. This amount is classified as "license fees" on the accompanying statements of operations. On November 17, 1998 the Company entered into two other agreements with Bayer involving the HSM. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of (a) three years following Bayer's sale of 200 HSMs or (b) five years after Bayer's initial sale of an HSM.

Sales to one customer, Coulter Corporation, (Coulter), the Company's exclusive worldwide distributor through October 1996, accounted for 4% and 50% of the Company's sales in 1998 and 1997, respectively, and all sales of equipment in 1996. Sales to Bayer accounted for 16% of the Company's sales in 1998. There were no sales to Bayer in 1997 or 1996. The Company performs credit evaluations of these customers and does not require collateral. Sales outside of the United States accounted for 13% and 24% of total sales in 1998 and 1997, respectively; sales to one customer in Japan (Coulter K.K., an affiliate of Coulter) accounted for 2% and 15%, respectively, of such sales. There were no sales outside of the United States in 1996. At December 31, 1998 and 1997, respectively, $245,000 and $165,000 of the Company's accounts receivable were due from customers outside of the United States.


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

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in connection with the issuance of convertible debentures and are amortized on the interest method over the three year term of the debentures.

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

RECLASSIFICATIONS

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


2.  INVENTORY

The components of inventory are summarized as follows:

                                           December 31,
                                   1998                       1997
                             -----------------         --------------------
Raw materials                   $   1,668,362              $     3,773,526
Work in process                     1,087,928                      407,821
Finished goods                        401,247                    1,752,468
                             =================         ====================
                                $   3,157,537              $     5,933,815
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

4.  INVESTMENTS AVAILABLE-FOR-SALE

At December 31, 1998, all investments held for sale had been sold and realized gains and losses on the investments are included in the statements of operations. Investments-available-for-sale at December 31, 1997 consisted of the following:

                                                          Gross       Estimated
                                                       Unrealized       Fair
                                            Cost          Gain          Value
                                        ----------------------------------------

Cash and cash equivalents                 $   164,708    $   -     $   164,708
U.S. Government agency bonds and            3,677,946       3,456    3,683,412
  mortgages
Mortgages and asset backed securities       2,356,350      25,539    2,381,889
                                        ========================================
                                          $ 6,199,004    $ 31,005   $6,230,009
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


5. ACCOUNTS RECEIVABLE ASSIGNED TO FACTOR

On November 23, 1998, the Company entered into a factoring agreement to sell its accounts receivable on a recourse basis. The factoring agreement provides that the Company can sell up to 95% of the invoice amount; 80% of the invoice amount is payable to the Company at the time of acceptance of the invoice by the factor and the remainder is due upon the payment of the invoice by the customer. The initial factoring charge is 5%. During 1998, the Company assigned $400,000 of its accounts receivable to the factor. Funds advanced from the factor on accounts not yet collected totaled $320,000 at December 31, 1998 and are recorded as a current liability.

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

6. TRANSFER OF FINANCIAL ASSETS

The  Company  often   finances   amounts  due  from   customers  with  financial
institutions on a non-recourse basis. The Company follows SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, which applies a control-oriented, financial components approach to financial asset transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred,
(2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. During 1998, the Company sold $1,075,000 of lease receivables in transactions whereby control of the lease receivable and/or related equipment has not been surrendered. At December 31, 1998, approximately $949,000 is reflected as investments in sales-type leases and a corresponding liability (amount due to financing company) because the Company is contingently liable for these assets.

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

The Company incurred expenses of $147,040, $129,676 and $150,000 for the years ended December 31, 1998, 1997 and 1996, respectively in connection with a consulting agreement with the former member of the Board of Directors referred to above. The agreement provides that the Company will pay $8,500 per month from 1997 through December 31, 1999 in exchange for introductions to lease/financing participants or marketing partners. This agreement was terminated in 1998 with the parties agreeing to a settlement of the agreement in the amount of $75,000 which was applied to the outstanding balance of the note receivable as described above. In February 1999 the Board of Directors authorized the Company to enter into a new consulting arrangement with the former member of the Board of Directors whereby he will assist the Company in raising capital. The Company will pay $10,000 per month for eight months. The arrangement is not documented in a formal consulting agreement.

On November 12, 1998, the Company's President and Chief Executive Officer (the "President") advanced $50,000 to the Company which was repaid on November 30, 1998. The advance was non-interest bearing. On February 12, 1999, the President loaned $40,000 and on April 5, 1999 the President loaned $30,000 to the Company. The Board of Directors approved the terms of these loans in principle, including repayment out of the proceeds of sales of MICRO21 systems, a maturity date of 18 months, interest at the Prime Rate (as published in the Wall Street Journal) plus 4.25%, a security interest in all assets of the Company, and compensation in the form of 7,000 shares of common stock of the Company; however, the transactions have not yet been documented and the terms are being discussed and negotiated between the President and the Board of Directors.

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

8.   CONVERTIBLE DEBENTURES

On June 30, 1998 ("Original Issue Date") the Company issued, in a private placement transaction, $3,000,000 of 6% convertible debentures, due June 30, 2001 (the "Debentures"). Subject to adjustment in certain events, twenty-five percent (25%) of the aggregate principal amount of the Debentures is convertible into the common stock of the Company beginning on September 28, 1998 ("Initial Conversion Date") and on the first, second and third month anniversaries of the Initial Conversion Date up to 50%, 75% and 100%, respectively, of the aggregate principal amount of the Debentures originally issued on the Original Issue Date is convertible. The Debentures are convertible at a conversion price ("Conversion Price") equal to the lesser of (a) 120% of the average of the closing bid price for the common stock of the Company for the five (5) trading days immediately preceding the Original Issue Date or (b) 86% multiplied by the average of the five (5) lowest closing bid prices of the common stock of the Company during the twenty-five (25) trading days immediately preceding the date of the applicable conversion notice. The Company recorded a debt discount of $906,250 representing the intrinsic value of the beneficial conversion feature of the Debentures. Interest is payable quarterly and may, at the Company's option and subject to certain restrictions, be paid in shares of the Company's common stock based on the Conversion Price. Subject to certain notification requirements and the payment of a prepayment premium which is tied to the applicable Conversion Price and the closing bid price of the common stock on the date of prepayment, the Company has the right to prepay all or any portion of the outstanding principal amount of the Debentures which has not previously been repaid or converted. The principal amount of the Debentures for which conversion notices have not previously been received or for which prepayment has not been made will be automatically converted on June 30, 2001 at the Conversion Price on such date. The Debentures may be converted in whole or in part at the option of the holder if the average of the closing sales prices of the common stock for any twenty (20) consecutive trading days is equal to or greater than 175% of the average of the per share market values for the five (5) trading days immediately preceding the original issue date. The principal amount of Debentures for which conversion notices have not previously been received or for which prepayment has not been made or required shall be automatically converted on the third anniversary of the Original Issue Date at the Conversion Price on such date. This automatic conversion shall not occur if (a) (1) an Underlying Securities Registration Statement is not then effective that names the holder as a selling stockholder thereunder or (2) the holder is not permitted to resell underlying shares pursuant to Rule 144(k) promulgated under the Securities Act of 1993, without volume restrictions; (b) there are not sufficient shares of common stock authorized and reserved for issuance upon such conversion; and (c) the Company shall not have defaulted on its covenants and obligations hereunder or under the Purchase Agreement or Registration Rights Agreement. The Company incurred financing costs of $316,400 in connection with the issuance of the Debentures, which will be amortized over the life of the Debentures. On July 30, 1998, the Company filed a registration statement on Form S-3 with the Securities and
Exchange Commission ("SEC") to register the common stock underlying the convertible debentures issued in connection with the transaction. This registration statement was declared effective by the SEC on October 20, 1998.


9.  NOTES PAYABLE IN DEFAULT

At December 31, 1998, notes payable in default consist of two secured promissory notes totaling $335,493, issued to the same creditor. The notes bear interest at an annual rate of 10% and each note is payable in monthly installments of $50,000, plus accrued interest until each note is paid in full. A late fee of 5% can be imposed on any amount which is not paid timely. After maturity, whether by acceleration or otherwise, interest shall accrue on the unpaid principal and on any unpaid interest at the rate of 10% per annum. The notes are secured by all of the Company's personal property. Subsequent to December 31, 1998, the Company has made payments of $100,000 on these notes, however, additional payments were due in 1999 and therefore the Company was in default on the payment of these notes. Consequently, the balance outstanding at December 31, 1998, is classified as notes payable in default.

10. CAPITAL LEASE OBLIGATION

At December 31, 1998, future minimum annual rental commitments under the Company's capital lease obligations is as follows:

Year ending December 31:
1999                                    $ 40,704
2000                                      40,704
2001                                      20,352
                                        ---------
Total minimum lease payments             101,760
Less amount representing interest        (16,479)
                                        ---------
Present value of net minimum lease        85,281
payments
Less current maturities of capital
   lease obligations                     (30,562)
                                        =========
Capital lease obligations                $54,719
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

On November 16, 1998 the Company entered into three related agreements with Bayer involving the Company's blood slide maker, the HSM. The three agreements, a Licensing Agreement, Instrument Supply Agreement and an After Market Supply Agreement, provide Bayer with certain non-exclusive rights to manufacture and sell products based on the HSM. Pursuant to the Licensing Agreement, Bayer paid the Company a one-time licensing fee of $1,100,00. The Licensing Agreement further provides for Bayer to pay the Company a royalty payment of $2,000 on each of the first 400 HSM-based units it manufactures and sells in exchange for the non-exclusive right to manufacture and sell HSM-based products and the right to negotiate for the manufacture and distribution of the Company's MICRO21 System, Urine Slide Maker(TM) ("USM") and any other new Company products. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Finally, pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of (a) three years following Bayer's sale of 200 HSMs or (b) five years after Bayer's initial sale of an HSM.

On November 1, 1996, the Company and DiaSys Corporation (DiaSys) entered into a Product Integration Agreement (the DiaSys Agreement). Under the DiaSys Agreement, the Company was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet- preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when the Company rejected products delivered by DiaSys and returned the products to them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys sought damages in excess of $1,000,000 for the Company's alleged breach of the DiaSys Agreement and the Company's alleged defamation of DiaSys and its products.

On December 15, 1998, the arbitration panel found that the Company breached its contract with Diasys by failing to provide Diasys with an adequate opportunity to repair or replace goods Diasys delivered to the Company which the Company contended were non-conforming. The arbitration panel rejected Diasys' claim for lost profits and limited Diasys' recoverable damages to its actual costs to produce and deliver the units sold to the Company including allocable overhead, less net proceeds realized from the resale of the returned units, and its attorneys fees. Additional arbitration proceedings are scheduled to determine the amount, if any, that the Company will be required to pay to DiaSys. As of April 9, 1999, Diasys has not asserted the amount of its claim with respect to the recoverable damages. The arbitration panel additionally determined that the Company libeled Diasys and awarded damages of $10,000 to Diasys on this claim. The panel will hear additional evidence on the calculation of these damages and a reasonable estimate of a potential range of loss cannot be determined. The Company has accrued $10,000 in connection with this arbitration. While the Company believes the calculation of DiaSys' recoverable damages will result in minimal damages, there can be no assurance that the ultimate outcome of this matter will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome.

On April 20, 1998, the Company signed a customer financing agreement with Prime Capital Corp. ("Prime") to provide up to $36 million of financing for customers acquiring the MICRO21 System Workstation. Under the terms of the agreement, the Company and Prime agreed to establish a wholesale customer finance relationship under which Prime will provide a "Private Label Fee Per Slide" financing facility to customers of the Company for an ongoing vendor leasing program. Prime will provide up to $12 million of customer financing per year over three years. Notwithstanding the execution of this agreement, as of April 9, 1999 the Company and Prime have not established a customer finance relationship and none of the Company's customers have obtained financing under this agreement with Prime. When implemented this agreement will provide a financing alternative for the Company's customers.

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

In February 1999, the Company entered into an agreement with a consultant to provide services related to investor and public relations. The agreement expires in August 1999. The consultant will receive compensation, as follows: (i) 125,000 free-trading shares of the Company's common stock at the execution of the agreement; (ii) on or before May 22, 1999, $75,000 in cash or free-trading common stock valued at a 20% discount to the bid price on the date the shares are delivered; (iii) 150,000 options at exercise prices ranging from $1.09 to $3.00 per share, expiring 12 months from the date the shares underlying the options are registered; and (iv) the consultant's costs and expenses incurred in carrying out its duties under the agreement. The Company reserves the right to cancel the agreement without cause on or before May 22, 1999. In the event the Company exercises the right of cancellation, the consultant will be entitled to retain the 125,000 shares of common stock issued at the execution of the agreement. If the agreement is not canceled prior to May 22, 1999, the consultant is entitled to all compensation described above. In March 1999, the Company paid the consultant $55,000 in connection with this agreement. At April 9, 1999, no shares or options have been issued under this agreement.

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

During 1998, the Company granted stock options to employees for the purchase of 279,228 common shares at an exercise price of $1.60 per share. During 1996, the Company granted stock options to employees for the purchase of 6,000 common shares at an exercise price of $7 per share. Deferred compensation of $443,000 and $13,980 was recorded in connection with the issuance of these options based on a fair market value of $3.19 per share in 1998 and $9 per share in 1996. The Company amortizes the deferred compensation over the employees' required service period of four years. Compensation expense for the years ended December 31, 1998, 1997 and 1996, totaled $185,252, $93,252 and $93,833, respectively.

In  December  of 1995,  the  Company's  Board  of  Directors  approved  the 1995
Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each non-employee and non-consultant director, other than the former president, is eligible to receive options to purchase 19,800 shares of common stock on the date that they are first elected to the Board of Directors and upon re-election at every third consecutive term. The options granted under the Director Plan will generally become exercisable as to one-twelfth of the optioned shares each fiscal quarter following the date of grant, provided that the optionee continues to serve on the Board of Directors. A total of 268,650 shares are reserved for issuance under the Director Plan. During 1998 and 1997, options to purchase 23,100 and 19,800, respectively, shares of common stock were issued under the Director Plan. No options were granted under the Director Plan in 1996.

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

Information regarding these option plans is as follows:

                                                                            WEIGHTED
                                                            NUMBER          AVERAGE
                                                              OF            EXERCISE
                                                            SHARES           PRICE
                                                            ------           -----

Options outstanding at January 1, 1996                   1,318,035           $2.00
Granted                                                    422,938           $7.74
Exercised                                                 (117,750)          $0.82
Canceled                                                   (15,600)         $10.58
                                                        -----------

Options outstanding at December 31, 1996                 1,607,623           $7.81

Granted                                                    476,050           $5.88
Canceled                                                  (182,786)          $2.73
Exercised                                                 (102,812)          $0.96
                                                        ----------

Options outstanding at December 31, 1997                  1,798,075

Granted                                                     831,728          $1.23
Canceled                                                   (405,722)         $5.76
Exercised                                                  (440,940)         $0.20
                                                        -----------

Options outstanding at December 31, 1998                  1,783,141

Exercisable at December 31, 1998                            805,420
                                                        ===========
Exercisable at December 31, 1997                          1,076,642
                                                        ===========
Exercisable at December 31,1996                             810,459
                                                        ===========

Reserved for future option grants at
  December 31, 1998                                        395,326
                                                        ==========
Weighted average fair value of options
  granted in 1998                                                             $1.60
                                                                              =====
Weighted average fair value of options
  granted in 1997                                                             $3.83
                                                                              =====
Weighted average fair value of options
  granted during 1996                                                         $3.90
                                                                              =====

During 1998, certain options were granted at exercise prices which differed from the fair market value of the Company's stock on the date of grant as follows:


Options Whose Exercise
 Price on the Date of      Weighted Average     Weighted Average Fair
        Grant:              Exercise Prices             Values

Equals market price              0.91                    0.86
Exceeds market price                -                       -
Is less than market
  price                          1.60                    2.72



The weighted average remaining contractual life of options outstanding at December 31, 1998 is 8.71 years.

The following table sets forth information about stock options outstanding at December 31, 1998:

                                                       Weighted
                                                       Average             Weighted
                                Number                Remaining            Average               Number
   Range of Exercise       Outstanding as of         Contractual           Exercise         Exercisable as of
        Prices             December 31, 1998             Life               Price           December 31, 1998

$ 0.03 - $  5.25             1,423,378              5.2 years             $ 1.17              625,395
$ 5.38 - $10.75                310,263              8.0 years             $ 6.12              150,463
$11.00 - $14.75                  7,500              7.8 years             $14.75                4,562
$15.00 - $20.06                 42,000              7.5 years             $16.82               25,000
                             ---------                                    ------              -------
                             1,783,141                                    $2.49               805,420

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
                                                              =======              =======             ======

Stock Purchase Warrants

In connection with the issuance of the Debentures described in Note 8, the Company issued warrants to the holders of the Debentures to purchase 120,000 shares of the Company's common stock at $3.93 per share. The warrants are exercisable immediately through June 30, 2003. The fair value of the warrants based on the Black-Scholes valuation method is $1.87. The Company recorded a debt discount of $224,400 representing the fair value of the warrants. In addition, the Company issued a warrant to a financial consultant to purchase 60,000 shares of the Company's common stock at $3.63 per share. The warrant is exercisable immediately through June 30, 2003. The Company recorded deferred financing costs of $116,400 in connection with the issuance of the warrant. Such costs will be amortized over the term of the Debentures. The assumptions used to compute the value of the warrants were: 5.48% for the risk-free interest rate;
 .598 for the volatility factor of the expected market price of the Company's common stock; expected life of 5 years; and a 0% dividend yield rate.


The following table summarizes information relative to the Company's warrants:

                                                  SHARES         PRICE RANGE

Outstanding at January 1, 1996                     894,543       $0.35--$2.50
          Exercised                              (212,670)       $0.35--$2.50
          Canceled                                (12,297)              $2.00
                                                  --------
Outstanding at December 31, 1996                   669,576       $0.35--$2.50
          Exercised                                (32,199)             $2.00
                                                   --------
Outstanding at December 31, 1997                   637,377       $0.35--$2.50
          Granted                                  180,000       $3.63--$3.93
          Exercised                               (144,043)             $2.00
                                                  --------
Outstanding at December 31, 1998                   673,334       $0.35--$3.93
                                                  ========



Shares of common stock reserved for future issuance at December 31, 1998 are as follows:

Convertible debentures                                       2,975,000
Options                                                      2,178,377
Warrants                                                       673,334
                                                            ----------
                                                             5,826,711
                                                            ==========

13.  INCOME TAXES

At December 31, 1998, the Company had tax net operating loss (NOL) carryforwards of approximately $35,615,000 available for income tax purposes that expire in 2010 through 2018. Section 382 of the IRC, as amended, limits the amount of federal taxable income that may be offset by the pre-existing NOLs of a corporation following a change in ownership (Ownership Change) of the corporation. A portion of the Company's NOLs are currently subject to these limitations because the Company experienced an Ownership Change on June 30, 1995, due to the issuance of common stock. The Company has not completed a study to determine the effects that this change of ownership will have on these net operating losses.

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

Significant components of the Company's deferred income taxes are as follows:

                                                       DECEMBER 31
                                              1998                1997
                                              ----                ----

NOL carryforwards                        $13,402,000           $8,544,000
Depreciation                                 395,000              141,000
Accrued liability                            179,000              172,000
Unamortized stock option cost                106,000               71,000
Inventory                                    687,000              543,000
Deferred revenue                             275,000              111,000
                                             -------             --------
                                          15,044,000            9,582,000
Less valuation allowances for
     deferred tax assets                 (15,044,000)          (9,582,000)
                                         ------------          ----------
                                        $          -           $        -
                                        =============          ==========

The net change in the valuation allowance for the years ended December 31, 1998 and 1997 was an increase of approximately $5,462,000 and $4,726,000, respectively, resulting primarily from net operating losses generated during the respective years.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

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
                                        ===============      ===============


14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and investments available-for-sale are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The carrying value of the Company's investment in sales-type leases and capital lease obligations are reflected in the financial statements at fair value calculated based on discounted cash flow using a discount rate of 6%. There is no established market or trading history for the Company's convertible debentures. In addition, as a result of the liquidity issues discussed in Note 15, the Company believes that the fair value of these securities has been impaired.


15. MANAGEMENT'S PLANS

The Company reported a net loss of approximately $15,167,000 for the year ended December 31, 1998, incurred cumulative losses from inception to December 31, 1998, aggregating approximately $42,301,000, and reported negative cash flows from operations for the year ended December 31, 1998, of approximately $9,770,000. In addition, the Company is in default on notes payable totalling $335,000 due to the Company's failure to make payments subsequent to December 31, 1998 in accordance with the terms of the notes. At December 31, 1998, the Company has working capital of approximately $1,551,000 and shareholders' equity of approximately $1,746,000. The Company's business strategy is taking longer to accomplish and is proving to be more costly than originally anticipated. Currently, the Company does not have, and is not generating from operations, sufficient cash to meet its obligations as they become due. Costs and delays associated with the Company's efforts to build its internal sales and service force in the wake of the termination of the Coulter Agreement (see Note 11) adversely affected the Company's business, results of operations and financial condition in 1998, 1997 and 1996. The Company's 1999 operating plan contemplates focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, the Company has implemented strategic steps in an effort to remain viable until sufficient market penetration for the Company's products is achieved. This plan, which commenced in 1998, includes personnel reductions and reductions in other operating costs. In addition, the Company completed the development of its HSM in 1998 and curtailed the development of the USM which will result in decreased amounts of costs associated with research and development. Furthermore, in July 1998 the Company closed its office in Europe. The Company has also reduced sales expenditures, while emphasizing a sales process that better targets prospective customers who are closest to making a purchase decision. The Company is implementing a plan that will segment the market according to product fit and geographic locations.

In the fourth quarter of 1998, the Company introduced the HSM and two additional procedures for the MICRO21 System which management believes will offer significant opportunities for expanding the Company's potential customer base. In November 1998, the Company entered into a license agreement with Bayer whereby the Company has granted Bayer a nonexclusive right to develop, make, have made, use, sell and have sold the HSM in exchange for $1,100,000 and a royalty of $2,000 per unit sold for the first 400 units manufactured and sold by Bayer or its sublicensed affiliates. The Company received payments under this agreement totaling $520,000 through December 31, 1998 and $535,000 (net of $45,000 paid to a factor) through April 9, 1999.

Historically, the cash necessary to fund the Company's working capital, operating losses and capital expenditures has been provided by debt or equity financing. In June 1998, the Company issued $3 million of convertible debentures. An additional $7 million of financing is available to the Company, but the availability of such financing is at the discretion of the lender after consideration of the trading characteristics of the common stock, the lender's exposure to the Company at that time, the absence of any material adverse change in the Company's financial condition or operations and the Company's continued compliance with the terms of the financing. The debentures include a requirement that the Company's common stock be listed for trading by Nasdaq. On October 30, 1998 the Company was notified by Nasdaq of a potential delisting of the Company's common stock from the Nasdaq National Market, effective February 1, 1999, due to the Company's failure to comply with Nasdaq's $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. On January 28, 1999 the Company requested a hearing before a Nasdaq Hearing's Panel to appeal the proposed delisting, which effectively stayed the delisting of the Company's common stock. On March 25, 1999 the Company was further notified by Nasdaq that the Company did not meet the $4,000,000 net tangible assets requirement for continued listing on the Nasdaq National Market. The Company's request for a hearing was granted by Nasdaq and the hearing was held on April 8, 1999. The Company expects Nasdaq to render a decision on the Company's appeal of the proposed delisting within three weeks of the date of the hearing. In the event that the Company's appeal is denied and the Company's common stock is delisted from the Nasdaq National Market, the Company has requested that Nasdaq permit the Company's common stock to be listed on the Nasdaq Smallcap Market. There can be no assurance that the Company's appeal of Nasdaq's proposed delisting of the Company's common stock will be successful and it appears likely that the Company's common stock will eventually be delisted from the Nasdaq
National Market. There also can be no assurance that Nasdaq will permit the Company's common stock to be listed on the Nasdaq Smallcap Market since such listing will require that the Company convince Nasdaq that it can sustain long term compliance with all applicable continued listing requirements. At December 31, 1998, the Company's tangible net worth is $1,449,000 which is below the minimum listing requirements of the Nasdaq SmallCap market. In the event that the Company's common stock is delisted from the Nasdaq National Market and the Company is not successful in its request that its common stock be listed on the Nasdaq Smallcap Market, the Company's common stock will commence trading on the OTC Bulletin Board. In addition, the failure of the Company's common stock to be listed for trading on the Nasdaq National Market or the Nasdaq Smallcap Market would constitute an event of default under the Debentures, in which event the full principal amount of the Debentures, together with all accrued interest thereon, would become immediately due and payable in cash. Pending the Nasdaq hearing panel's decision, the Company's common stock will remain listed on Nasdaq's National Market System.

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

                        INTELLIGENT MEDICAL IMAGING, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                              ADDITIONS
                                                                              CHARGED TO        BALANCE
                                                            BEGINNING OF      COSTS AND         AT END
                                                               YEAR           EXPENSES          OF YEAR

Year ended December 31, 1998: Deducted from asset accounts:
Valuation allowance for deferred tax assets                 $9,582,000       $5,462,000       $15,044,000
Allowance for uncollectible accounts                            40,000                0            40,000
Allowance for obsolete inventory                             1,039,000          961,000         2,000,000
                                                           -----------       ----------        ----------

Total                                                      $10,661,000       $6,423,000       $17,084,000
                                                           ===========       ==========       ===========
Year ended December 31, 1997:
Deducted from asset accounts:
Valuation allowance for deferred tax assets                 $4,856,000       $4,726,000        $9,582,000
Allowance for uncollectible accounts                            40,000                0            40,000
Allowance for obsolete inventory                               200,000          839,000         1,039,000
                                                           -----------       ----------       -----------

Total                                                       $5,096,000       $5,565,000       $10,661,000
                                                           ===========       ==========       ===========

Year ended December 31, 1996: Deducted from asset accounts:
Valuation allowance for deferred tax assets                 $2,162,000       $2,694,000        $4,856,000
Allowance for uncollectible accounts                             --              40,000            40,000
Allowance for obsolete inventory                                 --             200,000           200,000
                                                            -----------      ----------        ----------

Total                                                       $2,162,000       $2,934,000        $5,096,000
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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       Percent of
                                          Total
                                         Options
                         Number of     Granted to                                   Potential Realizable Value
                         Securities     Employees      Exercise                      at Assumed Annual Rates
                         Underlying     in Fiscal       Price       Expiration        of Price Appreciation
         Name              Option         Year          ($/Sh)         Date            for Option Term (1)
----------------------- ------------- -------------- ------------- -------------- -------------------------------
                                                                                     5% ($)         10% ($)
                                                                                     ------         -------
Gene Cochran                25,000          1.2%        $0.75        10/23/08        4,700          12,000
Eric Espenhahn              25,000          3.1%        $0.75        10/23/08       11,750          30,000
Jaime Pereira               25,000          3.1%        $0.75        10/23/08       11,750          30,000


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

COMPENSATION OF DIRECTORS

The Company's current policy is to pay each outside director who is neither an employee, officer or directly or indirectly a paid consultant to the Company an annual retainer of $10,000 per year, paid quarterly in arrears. Each such director is also paid $500 for each regular or special Board of Directors meeting ($250 with respect to meetings held by telephonic conference) and $500 for each meeting of any committee on which such director serves ($100 per hour with respect to committee meetings held by telephonic conference). The directors currently eligible to receive the foregoing compensation are Messrs. Davis, Masters and Whittaker. The Company reimburses all directors for their authorized expenses. The Company has been unable to pay the foregoing compensation to its directors since October 1, 1998.

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

BOARD MEETINGS AND COMMITTEES

The Board of Directors of IMI met ten times during 1998. All directors attended at least 75% of the Board of Directors meetings held in 1998.

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

o    Obtain working capital to sustain operations in 1999.

o The Company's ability to increase its customer base and place MICRO21 systems with end users in the US and abroad through strategic partners.

o The Company's ability to increase revenues through the implementation of its cost per slide program, which commenced in the first quarter of 1999, and the development and sales of reagents and custom slides used on the Company's products.

o Significant progress in the development of the MICRO21 "workstation" system, including the successful launch of the Company's UriSlide Maker, an automated slide maker which prepares urine samples for either MICRO21 or technologist examination, and Hematology Master, an automated slide maker/stainer which prepares patient samples for several hematological procedures for either MICRO21 or technologist examination.

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

                        [PERFORMANCE GRAPH APPEARS HERE]

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Fritzsche & Associates, Inc. ("FAI"), which is owned by R. Wayne Fritzsche, entered into a Consulting Agreement with the Company dated as of December 1, 1993 (the "FAI Consulting Agreement") pursuant to which the Company engaged FAI to provide corporate finance, strategic planning and marketing assistance and other consulting services. As amended to date, the FAI Consulting Agreement provides for annual consulting fees (payable in monthly installments) of $102,000 in 1995, $150,000 in 1996, $102,000 in each of 1997 and 1998 and
$44,000 in 1999; provided, however, that the Company and FAI agreed to renegotiate the schedule of payments for 1997, 1998 and 1999 due to a material shortfall in anticipated revenues from international sales of the MICRO21 system in those years. The Company paid FAI $52,500 in 1994, $102,000 in 1995, $127,339 in 1996, $121,176 in 1997, and $93,500 in 1998. In addition to these payments, the Company offset the $44,000 in consulting fees due to Mr. Fritzsche in 1998 against the outstanding advance due from Mr. Fritzsche to the Company. Accordingly, the Company has paid all amounts due under the FAI Consulting Agreement.

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

EXHIBITS

1.1 Convertible Debenture Purchase Agreement dated June 30, 1998 between Intelligent Medical Imaging Inc. and JNC Opportunity Fund Ltd.(3)

1.2 Registration Rights Agreement dated June 30, 1998 between Intelligent Medical Imaging, Inc. and JNC Opportunity Fund Ltd.(3)

3.1       Certificate of Incorporation of the Company. (1)

3.2       Certificate  of  Merger  and  Agreement  and  Plan of  Merger  between
          Intelligent Medical Imaging, Inc., a Florida Corporation, and the Company approved by a majority of the Company's stockholders on January 10, 1996.(1)

3.3       By-Laws of the Company.(1)

4.1       Form of Stock Certificate.(1)

4.2       Form of Debenture dated June 30, 1998(3)

4.3       Form of Warrant dated June 30, 1998(3)

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

10.29 Distribution and Field Service Agreement dated as of December 1, 1998 between the Company and Beckman-Coulter, Inc. (4)

10.30 License Agreement dated as of November 17, 1998 between the Company and Bayer Corporation (4)

10.31 HSM After-Market Supply Agreement dated November 17, 1998 between the Company and Bayer Corporation (4)

10.32 HSM Instrument Supply Agreement dated November 17, 1998 between the Company and Bayer Corporation (4)

10.33 Invoice Purchase and Sale Agreement dated November 23, 1998 between the Company and Finova Capital Corporation (4)

23.1      Consent of Ernst & Young LLP, Independent Certified Public Accountants
          (4)

23.2      Consent of Ernst & Young LLP Independent  Certified Public  Accountant
          (5)

27.1      Financial Data Schedule (5)


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

(3) Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form S-3 (File No. 333-60187) as filed with Securities and Exchange Commission

(4) Incorporated by reference to the same exhibit number in the Company's Form 10-K for the fiscal year ended December 31, 1998

(5)       Filed herewith


REPORTS ON FORM 8-K

In a Current Report filed on Form 8-K dated October 16, 1998, the Company reported that it had experienced a reduction in revenue and increased costs which had, in turn, affected the Company's current results of operations and liquidity and caused the Company's independent accountants to issue an updated accountants' report, a copy of which is filed with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palm Beach Gardens, State of Florida, on the 21st day of April, 1999.

                                        Intelligent Medical Imaging, Inc.


                                        By: /s/ GENE COCHRAN
                                        --------------------
                                        Gene Cochran, Chief Financial Officer
                                        (Principal Financial and Accounting
                                            Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 21, 1999.

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