Form 10-Q
period 1999-03-31
INTELLIGENT MEDICAL IMAGING INC
filed 1999-05-17
CIK 930090

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 000-27690


                        INTELLIGENT MEDICAL IMAGING, INC.
                  ---------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                 65-0136178
            --------                                 ----------
  (STATE OR OTHER JURISDICTION            (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


     4360 NORTHLAKE BOULEVARD, SUITE 214, PALM BEACH GARDENS, FLORIDA 33410
     ----------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 627-0344


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  [X]  NO    [_]

AS OF MAY 12, 1999, THERE WERE OUTSTANDING 12,280,021 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                        INTELLIGENT MEDICAL IMAGING, INC.

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                     PAGE
                                                                     ----

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Unaudited)

              CONDENSED BALANCE SHEETS AS OF
              MARCH 31, 1999 AND DECEMBER 31, 1998                    3

              CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED MARCH 31, 1999 AND 1998                    4

              CONDENSED STATEMENTS OF CASH FLOWS FOR
              THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998          5

              NOTES TO CONDENSED FINANCIAL STATEMENTS                 6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       9
              CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                          13

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K 13

SIGNATURES                                                           14

                           PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                            CONDENSED BALANCE SHEETS


                                                                       MARCH 31,        DECEMBER 31,
ASSETS                                                                   1999              1998
                                                                  --------------       -------------
Current assets:
 Cash                                                                   $27,093             $31,923
 Accounts receivable, net of allowance for uncollectable
          accounts of $40,000 at December 31,  1998 and  1997           407,249           1,002,781
 Notes Receivable                                                        88,563              86,684
 Inventory                                                            3,176,291           3,157,537
 Prepaid expenses                                                       (11,351)             67,408
 Current portion of investment in sales-type leases                     497,000             497,000
                                                                  --------------       -------------

Total current assets                                                  4,184,844           4,843,333

Long-term portion of investment in sales-type leases                    451,808             451,808
Revenue equipment, net                                                  591,975             544,215
Property and equipment, net                                           2,113,870           2,556,350
Other assets                                                             42,874              52,650
Deferred financing costs                                                287,302             297,000
                                                                  --------------       -------------
                                                                     $7,672,673         $ 8,745,353
                                                                  ==============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $1,494,035          $1,159,737
    Accrued salaries and benefits                                       516,877             372,149
    Note payable in default                                             285,493             335,493
    Note payable Tyce Fitzmorris                                         40,000                   0
    Accrued interest payable                                             90,000                   0
    Other accrued liabilities                                           228,174             258,671
    Due to factor                                                       320,000             320,000
    Current portion of amount due to financing companies                497,000             497,000
    Current portion of capital lease obligation                          30,562              30,562
    Current portion of deferred revenue                                 318,381             318,381
                                                                  --------------       -------------
Total current liabilities                                             3,820,522           3,291,993

Deferred Revenue                                                        571,957             412,423
Amount due to financing companies                                       451,808             451,808
Capital lease obligation                                                 49,211              54,719
Convertible debentures                                                2,655,000                   0
Debt discount                                                          (168,302)                  0
Convertible debentures, net of unamortized discount                   2,486,698           2,788,000

Stockholders' equity:
 Preferred stock, $.01 par value-authorized 2,000,000 shares;
   no shares issues or outstanding                                            0                   0
 Common Stock, $.01 par value-authorized 35,000,000 shares;
   issued and outstanding, 11,739,625 shares at March 31, 1999
   and 11,631,486 shares at December 31, 1998                           117,396             116,315
 Additional paid-in capital                                          44,788,020          44,416,708
 Deferred compensation                                                 (462,687)           (486,000)
 Net unrealized investment gains and (losses)                                 0                   0
Accumulated deficit                                                 (44,150,252)        (42,300,613)
                                                                  --------------      ---------------
Total shareholders' equity                                              292,477           1,746,410
                                                                  --------------      ---------------
                                                                     $7,672,673          $8,745,353
                                                                  ==============      ===============

                        INTELLIGENT MEDICAL IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS       THREE MONTHS
                                                       ENDED              ENDED
                                                  MARCH 31, 1999     MARCH 31, 1998
                                                 ----------------    --------------
Product sales                                           599,360         1,042,298
Licensing fees                                          500,000                 0
                                                    ------------     -------------
                                                      1,099,360         1,042,298
Cost of sales                                           601,267           761,292
                                                    ------------     -------------
                                                        498,093           281,006
Operating expenses:
     Selling, general and administrative              1,409,125         2,349,725
     Research and development                           881,385         1,417,025
                                                    ------------     -------------
Total operating expenses                              2,290,510         3,766,750
                                                    ------------     -------------
Loss from operations                                 (1,792,417)       (3,485,744)
Other income (expense):
     Investment and interest income                       3,014            68,158
     Interest expense                                   (31,841)                0
     Discount on debenture                              (28,398)                0
                                                    ------------     -------------
Other income (expense)                                  (57,225)           68,158

Net loss                                             (1,849,642)       (3,417,586)

loss per common share--basic and diluted:                 (0.16)            (0.31)
Weighted average common shares outstanding           11,739,625        11,025,640
                                                    ============     =============

                        INTELLIGENT MEDICAL IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS           THREE MONTHS
                                                                 ENDED                  ENDED
                                                             MARCH 31, 1999         MARCH 31, 1998
                                                           -------------------    -------------------
OPERATING ACTIVITIES
Net loss                                                       (1,849,639)            (3,417,586)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                  349,132                292,702
    Amortization on deferred revenue                              (22,347)               (22,486)
    Amortization on discounts on convertible debentures             9,698                      0
    Services received in exchange for common stock and
          stock options                                            23,313                 23,313
    Changes in operating assets and liabilities:
          Accounts receivable                                     595,532               (104,526)
          Inventory                                               (18,754)               223,507
          Prepaid expenses                                         78,759                 37,824
          Investment in sales-type leases                               0                 88,794
          Other assets                                              9,776                (59,529)
          Revenue equipment                                       (47,760)              (111,919)
          Accounts payable                                        334,298               (304,337)
          Note payable in default                                 (50,000)                     0
          Accrued salaries and benefits                           144,728                 49,385
          Accrued interest payable                                 90,000                      0
          Other accrued liabilities                               (30,497)               (23,500)
          Deferred revenue                                        181,881                 91,829
                                                           ---------------        ---------------
Net cash used by operating activities                            (201,880)            (3,236,529)

INVESTING ACTIVITIES
Purchases of property and equipment                               132,050               (187,688)
Sale of investments held for sale                                       0              3,659,833
Advances to related parties                                             0               (622,267)
Repayments of advances to related parties                          (1,879)                     0
                                                           ---------------        ---------------
Net cash used in investing activities                             130,171              2,849,878

FINANCING ACTIVITIES
Proceeds from sale of common stock                                333,689                 16,091
Repayment of long-term notes payable
     and capitalized lease obligations                             (5,508)                     0
Proceeds from notes payable to related parties                     40,000                      0
Convertible debentures                                           (301,302)                     0
Net cash provided by financing activities                          66,879                 16,091
                                                           ---------------        ---------------
Net (decrease) increase in cash                                    (4,830)              (370,560)
Cash at beginning of period                                        31,923                853,164
                                                           ---------------        ---------------
Cash at end of period                                              27,093                482,604
                                                           ===============        ===============

Supplemental Information

Stock purchase warrants issued for financing costs                116,400                      0

Inventory transfered to property and equipment                          0                414,477


                        INTELLIGENT MEDICAL IMAGING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes included in Intelligent Medical Imaging, Inc.'s ("IMI" or "the Company") annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        March 31,         March 31,
                                          1999              1998
                                       -------------     -----------
Furniture, fixtures and office
     equipment                            2,615,866       2,289,023
Computer and development
     equipment                            2,578,113       2,678,526
                                       -------------    ------------
                                          5,193,979       4,967,549
Accumulated depreciation                 (3,080,109)     (1,868,393)
                                       -------------    ------------
                                          2,113,870       3,099,156
                                       =============    ============


4.   NOTE RECEIVABLE RELATED PARTIES

In January 1998, $196,000 was advanced to the Company's President and Chief Executive Officer and $424,000 was advanced to an individual who was at that time a member of the Board of Directors. The advance of $196,000 to the Company's President, plus all accrued interest thereon, was repaid in full on August 14, 1998. The original due date for the advance in the amount of $424,000, which is secured by shares of the Company's common stock and bears interest at the rate of prime plus 1% per annum, was April 8, 1998. During the year, payments in the amount of $290,000, including accrued interest, plus a $75,000 credit offset in consulting fees due the former member of the Board of Directors have been made leaving a balance of $88,563 including accrued interest. The balance of $88,563 has been extended to August 28, 1999.

5.   CONVERTIBLE DEBENTURES

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

7.   MANAGEMENT'S PLANS

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

On June 30, 1998 the Company completed the sale of $3,000,000 of 6% convertible debentures, due June 30, 2001 (the "Debentures"). See Footnote 5 of Notes to Financial Statements in Part I, Item 1 of this Form 10-Q. As of April 9, 1999, the holder of the Debentures had converted $345,000 of the original $3,000,000 principal amount of the Debentures into shares of the Company's common stock, leaving Debentures in the principal amount of $2,655,000 outstanding as of April 9, 1999. If the Company's common stock is delisted from the Nasdaq National Market and not allowed to be listed on the Nasdaq Small Cap Market as discussed below, the Debentures will be in default. The Company does not have capital available to pay the outstanding principal amount of the Debentures in the event of such a default.

On August 14, 1998 the Company received full repayment of all amounts due with respect to an advance which the Company made to the Company's President in January 1998 in the amount of $196,000. With respect to repayment of the Company's advance to a former director, R. Wayne Fritzsche, as of December 31, 1998 payments in the amount of $290,000, plus a $75,000 credit offset for consulting fees past due or payable to Mr. Fritzsche by the Company, had been applied against the amount due, leaving a balance due of $88,563 including accrued interest. Repayment of the balance of $88,563 has been extended to August 28, 1999.

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

Notwithstanding the reductions in personnel and corporate expenditures and the strategic planning referenced above, the Company has depleted its cash reserves and has been delinquent in its payroll obligations since March 31, 1999. As of May 13, 1999 the Company is delinquent in its payroll obligations (including wages, severance pay and accrued vacation pay) in the amount of $500,000. The Company is also currently delinquent in the payment of its accounts payable. In addition, the Company is also currently in default in the amounts of $57,213 and $178,280 with respect to the payment of two secured promissory notes to the Company's legal counsel. These promissory notes were executed to provide for the payment of past due legal fees owed to the Company's legal counsel, Edwards & Angell, LLP. The Company's failure to pay its employees will adversely affect the Company's efforts to maintain a competent and capable sales and marketing staff. The Company will continue to lose employees unless it can raise capital promptly. In addition, the Company's inability to timely pay its accounts payable has had an adverse effect on the Company's relationship with its vendors, resulting in some vendors refusing to ship products or to provide services to the Company. On April 27, 1999, James Davis, William Whittaker, George Masters and Gene Cochran resigned their positions with the Board of Directors. Gene Cochran also resigned his position as Chief Financial Officer effective April 30, 1999. The Company continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all. If the Company's efforts to raise capital are unsuccessful, the Company will have to cease operations.

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

On June 30, 1998 the Company completed the sale of $3,000,000 of 6% convertible debentures, due June 30, 2001. See Footnote 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. The sale of the convertible debentures will help IMI to continue to meet its near-term cash flow needs.

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

The Company is implementing strategic steps so as to allow IMI to remain viable until sufficient market penetration for the Company's products is achieved. This plan, which includes personnel reductions, reduces monthly expenditures from approximately $1,100,000 to $350,000 with the reduction in extraordinary development expenditures coinciding with the completion of the HSM and USM instruments and across the board reductions in IMI's operating costs. In connection with these cost reductions, the Company decided to discontinue its operations in Europe and, instead, rely on qualified distributors. The IMI Europe office was officially closed on July 31, 1998.

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

RESULTS OF OPERATIONS

Product sales were $1,099,360 for the three months ended March 31, 1999 compared with $1,042,298 for the three months ended March 31, 1998, a increase of $57,062. The increase in sales for the quarter was primarily due to $500,000 in licensing fees related to the Licensing Agreement with Bayer Corporation.

Cost of sales was $601,267 for the three months ended March 31, 1999 compared with $761,292 for the three months ended March 31, 1998, an decrease of $160,025. The decrease in cost of sales for the quarter was primarily due to the fact that $500,000 of the revenue recorded was from licensing fees - no costs are associated with this portion of the revenue resulting in a decrease in cost of sales.

Selling, general and administrative expenses were $1,409,125 for the first quarter of 1999 compared with $2,349,725 for the first quarter of 1998, a decrease of $940,600. Selling, general and administrative expenses decreased because of the staff and expense reductions implemented early in the third quarter of 1998 and have continued into 1999.

Research and development expenses were $881,385 for the three months ended March 31, 1999 compared with $1,417,025 for the three months ended March 31, 1998, an decrease of $535,640. Research and development expenses have decreased due to resources being cut and development of new procedures, technologies and products put on hold.

Interest income was $3,014 for the three months ended March 31, 1999 compared with $68,158 for the three months ended March 31, 1998, a decrease of $65,144. The decrease was primarily due to the sale of investment securities to fund operations.

Interest expense was $60,239 for the three months ended March 31, 1999 compared with $0 for the three months ended March 31, 1998. Interest expense represents the amortization of the discounts and deferred financing costs related to the issuance of the convertible debentures that were issued on June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1999, net cash used in operating activities of $201,880 was primarily due to the Company's operating loss.

For the three months ended March 31, 1999, net cash used in investing activities of $130,171 was primarily the result of sales of investments available-for-sale, partially offset by purchases of computer equipment to be used in research and development and advances made to a former member of the Board of Directors.

For the three months ended March 31, 1999, net cash provided by financing activities of $66,879 was the result of proceeds from the company's common stock.

During 1998 the Company has experienced a reduction in revenue and increased costs that have adversely affected the Company's current results of operations and its liquidity. The Company's 1998 and 1999 operating plans contemplate focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. In addition, during the fourth quarter of 1997 the Company began to offer a short-term rental program which it believes will augment its sales and long-term lease programs by giving potential customers the ability to fund a MICRO21 with operating funds, thereby overcoming potential cost barriers associated with limited or non-existent capital expenditure funds. Expansion of this program may require that the Company secure additional financing. The Company's plans also contemplate continuing the cost control measures implemented in 1998 and cost and personnel reductions, which reduce monthly expenditures from approximately $1,100,000 to $850,000; the cost reductions also include closing the Company's office in Europe in July 1998. The Company's plans also contemplate seeking alternative sources of financing and exploring strategic alternatives. During 1998, the Company has introduced two new products, a Hematology Slide Maker and Urine Slide Maker, and two additional procedures which management believes will offer significant opportunities for expanding the Company's potential customer base. In addition, the Company is currently negotiating with a company for distribution and licensing agreements associated with sales of the Company's products. Also, during the third quarter of 1998, the Company implemented cost controls and personnel reductions. In June 1998, the Company issued $3 million of convertible debentures; an additional $7,000,000 million of financing may be available to the Company subject to the mutual agreement of the parties. At March 31, 1999 the Company's remaining cash balance totaled $437,726. Although management believes that its plan will be successful, there can be no assurance that the Company will be successful in its attempt to expand revenue, secure additional financing or consummate the distribution and licensing agreements.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's history of operating losses; uncertainty of profitability and uncertainty of widespread market acceptance for the MICRO21 system; the immediate need for the Company to raise significant additional capital to satisfy delinquent payroll, accounts payable and notes payable obligations and to finance operations in the near-term, and the inability to provide assurances that such capital will be available on terms favorable to the Company, if at all; the delay in the Company's achievement of substantial market penetration and widespread acceptance of the MICRO21 system; the uncertainty of the commercial viability and potential market acceptance of other IMI products such as the newly developed HSM and USM, which have not yet been manufactured or sold in commercial volumes; the potential failure of the Company's sales team, Bayer Corporation and Beckman-Coulter or other distributors to sell HSMs in amounts sufficient to generate a meaningful recurring revenue base associated with HSM consumables and to sell MICRO21 systems in amounts sufficient to help the Company achieve its sales goals; uncertainty as to whether strategic partners will become involved in MICRO21 sales; uncertainty as to the ability of the Company to achieve sales and marketing goals following implementation of the Company's revised sales approach, including increased reliance on strategic partners for worldwide sales/service and reductions in the Company's sales and marketing personnel, due to the decrease in personnel, and the possible adverse impact on potential customer perception of the Company; uncertainty due to industry consolidation and customer budget processes and restrictions; the possibility that the Company's appeal of Nasdaq's proposed delisting will be unsuccessful, resulting in the termination of listing of the Company's common stock on Nasdaq or that, even if such appeal is successful, the Company's future financial results will not sustain continued listing on Nasdaq; the possible acceleration of the Debentures due to a default in the event the Company's common stock is delisted from Nasdaq. the possibility that agreements with strategic partners will not result in significant improvements in results; the uncertainty as to the actual amount of damages which the Company will be obligated to pay DiaSys pursuant to a pending decision on damages by an arbitration panel; the risk that expansion of sales in foreign markets may be possible only through distributors, such as Coulter, at transfer prices too low for favorable profitability; the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other government clearance or approval for new products and new procedures for use on the MICRO21 system; and the uncertainty of profitability and sustainability of revenues and profitability.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

              LIST OF EXHIBITS                      DESCRIPTION
              ----------------                      -----------
                   10.34                Advisco Capital Corp. Loan and
                                        Security  Agreement, dated April 29,1999

                   27                   Financial Data Schedule

         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        INTELLIGENT MEDICAL IMAGING, INC.

Date:      May 14, 1999                       By: /S/ TYCE M. FITZMORRIS
           ------------                       --------------------------
                                                   Tyce M. Fitzmorris,
                                                   President and Chief
                                                    Executive Officer