Form 10-Q
period 1999-06-30
INTELLIGENT MEDICAL IMAGING INC
filed 1999-08-16
CIK 930090

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 000-27690

                        INTELLIGENT MEDICAL IMAGING, INC.
                  ---------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   65-0136178
--------------------------------           ---------------------------------
  (STATE OR OTHER JURISDICTION             (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

  4360 NORTHLAKE BOULEVARD, SUITE 214, PALM BEACH GARDENS, FLORIDA 33410
----------------------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

AS OF AUGUST 12, 1999, THERE WERE OUTSTANDING 13,996,021 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                        INTELLIGENT MEDICAL IMAGING, INC.

                           QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

            BALANCE SHEETS AS OF
            JUNE 30, 1999 AND DECEMBER 31, 1998                              3

            STATEMENTS OF OPERATIONS FOR THE SIX
            MONTHS ENDED JUNE 30, 1999 AND 1998                              4

            STATEMENTS OF CASH FLOWS FOR
            THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998                      5

            NOTES TO FINANCIAL STATEMENTS                                    6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             11

PART II - OTHER INFORMATION                                                 18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                18

SIGNATURES                                                                  18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS


                                                                                                 JUNE 30,              DECEMBER 31,
ASSETS                                                                                             1999                   1998
                                                                                               (unaudited)
                                                                                               ------------            ------------
Current assets:
 Cash                                                                                          $    113,053            $     31,923
 Accounts receivable, net of allowance for uncollectable
     accounts of $40,000                                                                            232,772               1,002,781
 Notes receivable                                                                                        --                  86,684
 Inventory                                                                                        1,971,423               3,157,537
 Prepaid expenses                                                                                    48,175                  67,408
 Current portion of investment in sales-type leases                                                 497,000                 497,000
                                                                                               ------------            ------------

Total current assets                                                                              2,862,423               4,843,333

Long-term portion of investment in sales-type leases                                                451,808                 451,808
Revenue equipment, net                                                                              415,093                 544,215
Property and equipment, net                                                                       1,161,478               2,556,347
Other assets                                                                                         41,779                  52,650
Deferred financing costs, net                                                                       277,603                 297,000
                                                                                               ------------            ------------
                                                                                               $  5,210,184            $  8,745,353
                                                                                               ------------            ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                           $  1,530,181            $  1,159,737
    Accrued salaries and benefits                                                                   831,851                 372,149
    Notes payable                                                                                   890,942                 335,493
    Other accrued liabilities                                                                       992,107                 258,671
    Due to factor                                                                                        --                 320,000
    Current portion of amount due to financing companies                                            497,000                 497,000
    Current portion of capital lease obligation                                                      14,371                  30,562
    Current portion of deferred revenue                                                             106,907                 318,381
                                                                                               ------------            ------------
Total current liabilities                                                                         4,863,359               3,291,993

Deferred revenue                                                                                    521,957                 412,423
Amount due to financing companies                                                                   451,808                 451,808
Capital lease obligation                                                                             45,711                 54,719
Convertible debentures, net of unamortized discount                                               2,505,397               2,788,000
                                                                                               ------------            ------------
Total long-term liabilities                                                                       3,524,873               3,706,950


Stockholders' equity:
 Preferred stock, $.01 par value-authorized 2,000,000 shares;
   no shares issues or outstanding                                                                        -                       -
 Common Stock, $.01 par value-authorized 30,000,000 shares;
   issued and outstanding, 12,656,871 shares at June 30, 1999
   and 11,631,486 shares at December 31, 1998                                                       126,569                 116,315
 Additional paid-in capital                                                                      47,683,518              44,416,708
 Deferred compensation                                                                           (1,728,524)               (486,000)
 Accumulated deficit                                                                            (49,259,611)            (42,300,613)
                                                                                               ------------            ------------
Total stockholders' equity                                                                       (3,178,048)              1,746,410
                                                                                               ------------            ------------
Total liabilities and stockholders' equity                                                     $  5,210,184            $  8,745,353
                                                                                               ============            ============


                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              Three Months       Three Months        Six Months          Six Months
                                                     Ended              Ended             Ended               Ended
                                             June 30, 1999      June 30, 1998     June 30, 1999       June 30, 1998
                                             -------------      -------------     -------------       -------------
Sales:

Product sales                                $    464,429       $     437,297     $   1,063,789       $   1,479,595
Licensing fees                                         --                  --           500,000                  --
                                             ------------       -------------     -------------       -------------
Total Sales                                       464,429             437,297         1,563,789           1,479,595

Cost of sales                                     546,446             342,940         1,147,713           1,104,232
Inventory provisions                            1,000,000                  --         1,000,000                  --
                                             ------------       -------------     -------------       -------------
Gross profit (loss)                            (1,082,017)             94,357          (583,924)            375,363
                                             ------------       -------------     -------------       -------------
Operating expenses:
     Selling, general and administrative        2,260,170           2,601,060         3,669,295           4,950,785
     Research and development                     581,741           1,354,972         1,463,126           2,771,997
     Restructuring charges                        913,982                  --           913,982                  --
                                             ------------       -------------     -------------       -------------
Total operating expenses                        3,755,893           3,956,032         6,046,403           7,722,782
                                             ------------       -------------     -------------       -------------
Loss from operations                           (4,837,910)         (3,861,675)       (6,630,327)         (7,347,419)
                                             ------------       -------------     -------------       -------------
Other income (expense):
     Investment and interest income                   308              26,409             3,322              94,567
     Interest expense                            (243,356)                 --          (275,197)                 --
     Discount on debenture                        (28,398)                 --           (56,796)                 --
                                             ------------       -------------     -------------       -------------
Other income (expense)                           (271,446)             26,409          (328,671)             94,567
                                             ------------       -------------     -------------       -------------

Net loss                                     $ (5,109,356)      $ (3,835,266)     $  (6,958,998)      $  (7,252,852)
                                             ============       ============      =============       =============
Loss per common share
  --basic and diluted:                              (0.41)             (0.33)             (0.58)              (0.64)
                                             ============       ============      =============       =============
Weighted average common
shares outstanding                             12,382,034         11,463,386         12,048,097          11,245,726
                                             ============       ============      =============       =============


                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  SIX MONTHS            SIX MONTHS
                                                                                                      ENDED                ENDED
                                                                                                 JUNE 30, 1999         JUNE 30, 1998
                                                                                                 -------------         -------------
OPERATING ACTIVITIES
Net loss                                                                                           $(6,958,998)         $(7,252,852)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                    1,533,266              593,270
    Amortization on deferred compensation                                                              114,118                   --
    Inventory provisions                                                                             1,000,000                   --
    Services received in exchange for common stock
    and stock options                                                                                1,637,819               46,626
    Changes in operating assets and liabilities:
          Accounts receivable                                                                          450,009              443,891
          Inventory                                                                                    186,114              132,251
          Prepaid expenses                                                                              19,233              (66,217)
          Investment in sales-type leases                                                                   --              234,359
          Other assets                                                                                  10,871              (32,326)
          Revenue equipment                                                                             10,122             (134,746)
          Accounts payable                                                                             370,444              (13,905)
          Accrued salaries and benefits                                                                459,702               28,558
          Other accrued liabilities                                                                    733,436              (22,251)
          Deferred revenue                                                                            (101,940)             146,519
                                                                                                 -------------         -------------
Net cash used in operating activities                                                                 (535,804)          (5,896,823)
                                                                                                 -------------         -------------
INVESTING ACTIVITIES
Purchases of property and equipment                                                                         --             (326,322)
Sale of investments held for sale                                                                           --            6,167,342
Advances to related parties                                                                             86,684             (622,267)
                                                                                                 -------------         -------------
Net cash provided by investing activities                                                               86,684            5,218,753
                                                                                                 -------------         -------------
FINANCING ACTIVITIES
Proceeds from sale of common stock                                                                          --               92,352
Proceeds from issuance of notes payable                                                                555,449                   --
Repayment capital leases                                                                               (25,199)                  --
Convertible debentures                                                                                      --
                                                                                                                          2,800,000
                                                                                                 -------------         -------------
Net cash provided by financing activities                                                              530,250            2,892,352
                                                                                                 -------------         -------------
Net (decrease) increase in cash                                                                         81,130            2,214,282
Cash at beginning of period                                                                             31,923              853,164
                                                                                                 -------------         -------------
Cash at end of period                                                                              $   113,053          $ 3,067,446
                                                                                                 =============         =============
Supplemental Information

Stock purchase warrants issued for financing costs                                                 $        --          $   116,400
                                                                                                 =============         =============
Conversion of convertible debentures to common stock                                               $   282,603          $        --
                                                                                                 =============         =============
Inventory transferred to property and equipment                                                    $        --          $   612,262
                                                                                                 =============         =============


                        INTELLIGENT MEDICAL IMAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes included in Intelligent Medical Imaging, Inc.'s ("IMI" or "the Company") annual report on Form 10-K for the year ended December 31,

1998. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company incurred a significant loss during fiscal 1998 and for the six months ended June 30, 1999. The Company has taken and continues to take significant steps to reduce spending and capital expenditures. The Company is currently working to raise capital to assist in funding the Company's currently proposed operating activities for the next twelve months. However, a significant shortfall from the Company's current operating plan, or the inability to raise additional capital would unfavorably impact the Company's cash flow. There can be no assurances that the Company could obtain the necessary financing.

The Company initiated actions to restructure its operations and recorded restructuring and other charges totaling $1,913,982 during the six months ended June 30, 1999. This charge included $1,000,000 for excess inventory and $913,982 for restructuring charges including $151,082 of severance and $762,900 related to the impairment of fixed assets. Cash expenditures associated with the restructuring and one-time charges, are payable over the next six months and are estimated to be $151,082. In addition, the Company issued stock options to employees at below market prices in an effort to retain employees. Compensation expense related to stock options issued totaled $2,713,284 of which $1,356,642 is included in operating expenses for the six month period ending June 30, 1999.

The Company has implemented strategic steps in an effort to remain viable until sufficient market penetration for the Company's products is achieved. This plan, which includes personnel reductions, has reduced monthly expenditures from approximately $1,100,000 in July 1998 to approximately $280,000 as of July 15, 1999, with the reduction in extraordinary development expenditures coinciding with the completion of the HSM instrument and across the board reductions in the Company's operating costs.

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

On October 30, 1998, Nasdaq notified the Company of its concern regarding the continued listing of the Company's shares of common stock for trading on the Nasdaq National Market as a result of the failure of the Company's common stock to maintain a closing bid price of greater than or equal to $1.00 for thirty
(30) consecutive  trade dates.  Pursuant to Nasdaq rules, the Company had ninety
(90) calendar days in which to regain compliance with Nasdaq continued listing requirements. If within this 90-day period the common stock complied with the minimum closing bid price requirement of $1.00 for a minimum of ten (10) consecutive days, and was in compliance with all other listing requirements, continued listing would have occurred. However, due to the Company's inability to demonstrate compliance with the $1.00 minimum bid price requirement on or before January 28, 1999, the Company's securities were delisted on May 18, 1999. Since May 18, 1999, the Company's securities have been traded on the OTC Bulletin Board under the symbol "IMII." Such delisting constituted an event of default under the Debentures, which was waived by the holder.

As of June  30,  1999 the  Company  is  delinquent  in its  payroll  obligations
(including wages, severance pay and accrued vacation pay) in the amount of approximately $642,000. The Company is also currently delinquent in the payment of its accounts payable. The Company's failure to pay its employees will adversely affect the Company's efforts to maintain a competent and capable sales and marketing staff. The Company will continue to lose employees unless it can raise capital promptly. In addition, the Company's inability to timely pay its accounts payable has had an adverse effect on the Company's relationship with its vendors, resulting in some vendors refusing to ship products or to provide services to the Company. On April 27, 1999, James Davis, William Whittaker, George Masters and Gene Cochran resigned their positions with the Board of Directors. Gene Cochran also resigned his position as Chief Financial Officer effective April 30, 1999. The Company is seeking to hire a new Chief Financial Officer and continues to explore a variety of alternatives for increasing its sales and distribution capacity and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all. If the Company's efforts to raise capital are unsuccessful, the Company will have to cease operations.

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

3.   NOTE RECEIVABLE RELATED PARTIES

In January 1998, $196,000 was advanced to the Company's President and Chief Executive Officer and $424,000 was advanced to an individual who was at that time a member of the Board of Directors. The advance of $196,000 to the Company's President, plus all accrued interest thereon, was repaid in full on August 14, 1998. The original due date for the advance in the amount of $424,000, which is secured by shares of the Company's common stock and bears interest at the rate of prime plus 1% per annum, was April 8, 1998. During the year the advance of $424,000, plus all accrued interest thereon, was repaid in full by payments in the amount of $290,000, plus a $163,563 credit offset in consulting fees due the former member of the Board of Directors.

4.   CONVERTIBLE DEBENTURES

On June 30, 1998 ("Original Issue Date") the Company issued, in a private placement transaction, $3,000,000 of 6% convertible debentures, due June 30, 2001 (the "Debentures"). Subject to adjustment in certain events, twenty-five percent (25%) of the aggregate principal amount of the Debentures is convertible into the common stock of the Company beginning on September 28, 1998 ("Initial Conversion Date") and on the first, second and third month anniversaries of the Initial Conversion Date up to 50%, 75% and 100%, respectively, of the aggregate principal amount of the Debentures originally issued on the Original Issue Date is convertible. The Debentures are convertible at a conversion price ("Conversion Price") equal to the lesser of (a) 120% of the average of the closing bid price for the common stock of the Company for the five (5) trading days immediately preceding the Original Issue Date or (b) 86% multiplied by the average of the five (5) lowest closing bid prices of the common stock of the Company during the twenty-five (25) trading days immediately preceding the date of the applicable conversion notice. The Company recorded a debt discount of $906,250 representing the intrinsic value of the beneficial conversion feature of the Debentures. Interest is payable quarterly and may, at the Company's option and subject to certain restrictions, be paid in shares of the Company's common stock based on the Conversion Price. At June 30, 1999 interest payable relating to the Debentures of $169,650 is included in accrued expenses. Subject to certain notification requirements and the payment of a prepayment premium which is tied to the applicable Conversion Price and the closing bid price of the common stock on the date of prepayment, the Company has the right to prepay all or any portion of the outstanding principal amount of the Debentures which has not previously been repaid or converted. The principal amount of the Debentures for which conversion notices have not previously been received or for which prepayment has not been made will be automatically converted on June 30, 2001 at the Conversion Price on such date. The Debentures may be converted in whole or in part at the option of the holder if the average of the closing sales prices of the common stock for any twenty (20) consecutive trading days is equal to or greater than 175% of the average of the per share market values for the five (5) trading days immediately preceding the original issue date. The principal amount of Debentures for which conversion notices have not previously been received or for which prepayment has not been made or required shall be automatically converted on the third anniversary of the Original Issue Date at the Conversion Price on such date. This automatic conversion shall not occur if (a) (1) an Underlying Securities Registration Statement is not then effective that names the holder as a selling stockholder thereunder or (2) the holder is not permitted to resell underlying shares pursuant to Rule 144(k) promulgated under the Securities Act of 1993, without volume restrictions; (b) there are not sufficient shares of common stock authorized and reserved for issuance upon such conversion; and (c) the Company shall not have defaulted on its covenants and obligations hereunder or under the Purchase Agreement or Registration Rights Agreement. The Company incurred financing costs of $200,000 in connection with the issuance of the Debentures, which will be amortized over the life of the Debentures. On July 30, 1998, the Company filed a registration statement on Form S-3 with the Securities and
Exchange Commission ("SEC") to register the common stock underlying the convertible debentures issued in connection with the transaction. This registration statement was declared effective by the SEC on October 20, 1998. Additional capital commitments of up to $7,000,000 are available to IMI subject to the parties mutually agreeing on the terms. As of June 30, 1999 the holder of the Debentures had converted $345,000 of the original $3,000,000 principal amount of the Debentures into shares of the Company's common stock.

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

As of June 30, 1999 the Company was in default of certain covenants relating to the Debentures, which subsequently were waived by the holder.

5.   COMMITMENTS AND CONTINGENCIES

In November 1996, IMI and DiaSys Corporation ("DiaSys") (Nasdaq, DIYS) entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys designs, develops, manufactures and distributes workstation products which prepare fluid samples. Under the DiaSys Agreement, IMI was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when IMI rejected products delivered by DiaSys and returned them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys seeks damages in excess of $1,000,000 for IMI's alleged breach of the DiaSys Agreement and IMI's alleged defamation of DiaSys and its products. IMI filed its response on February 9, 1998. In its response, IMI denies that it breached the DiaSys Agreement or defamed DiaSys, and states that it properly rejected products supplied by DiaSys due to non-conformance. IMI also seeks damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in IMI's product development efforts caused by DiaSys's breach of the DiaSys Agreement. On October 7, 1998 the arbitration hearings were completed and on November 6, 1998 written arguments were presented to the arbitration panel. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending arbitration. As of June 30, 1999, the Company has accrued $170,000 of potential loss contingencies or related expenses in connection with this Arbitration. The Company believes that it will prevail in the arbitration. However, there can be no assurance that the Company will prevail in the arbitration or in its counterclaim asserted against DiaSys, or that any resolution of the dispute, which is expected to occur within one year, will not have a material adverse effect on the Company's liquidity, financial condition and results of operations.

On March 7, 1997, the Company entered into a settlement agreement with International Remote Imaging Systems, Inc. ("IRIS") effective March 1, 1997. Under the settlement agreement, IRIS granted the Company a fully paid, royalty-free license for worldwide direct sales of the MICRO21 system by the Company. The Company agreed to pay a 4 percent royalty on future sales of the MICRO21 system through third-party distributors in the United States. The Company does not believe the 4 percent royalty on U.S. sales through distributors will significantly adversely impact the Company's results of operations during the term of the license. This license and royalty obligation expire in September 2000, when the IRIS patents that are the subject of the license expire. The Company has the right, but not the obligation, to request a license from IRIS for sales through third-party distributors outside of the United States; however, the Company does not believe that the MICRO21 system infringes any foreign patents held by IRIS and the Company has no current plans to request such a license.

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

On December 17, 1998, the Company entered into a distribution agreement with Beckman-Coulter involving the Company's blood slide maker, the HSM. The non-exclusive distribution agreement has a term of ten years and allows Beckman-Coulter to obtain the HSM on a volume discount basis for re-sale to its customers. Domestically IMI will have prime responsibility for customer support, with Beckman-Coulter field support personnel providing installation and field maintenance services on a fixed fee basis. In foreign markets, Beckman-Coulter will have total responsibility for customer support. Beckman-Coulter will recommend IMI as the sole source for consumables on all HSMs it sells, domestically and overseas. As of April 9, 1999, Beck an-Coulter had purchased two HSMs under the distribution agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

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

On August 14, 1998 the Company received full repayment of all amounts due with respect to an advance which the Company made to the Company's President in January 1998 in the amount of $196,000. As of June 30, 1999, the Company also received full repayment of all amounts due with respect to an advance which the Company made to a former director, R. Wayne Fritzsche, by virtue of payments in the amount of $290,000, plus a $163,563 credit offset in consulting fees due to Mr. Fritzsche.

On October 30, 1998, Nasdaq notified the Company of its concern regarding the continued listing of the Company's shares of common stock for trading on the Nasdaq National Market as a result of the failure of the Company's common stock to maintain a closing bid price of greater than or equal to $1.00 for thirty
(30) consecutive  trade dates.  Pursuant to Nasdaq rules, the Company had ninety
(90) calendar days in which to regain compliance with Nasdaq continued listing requirements. If within this 90-day period the common stock complied with the minimum closing bid price requirement of $1.00 for a minimum of ten (10) consecutive days, and was in compliance with all other listing requirements, continued listing would have occurred. However, due to the Company's inability to demonstrate compliance with the $1.00 minimum bid price requirement on or before January 28, 1999, the Company's securities were delisted on May 18, 1999. Since May 18, 1999, the Company's securities have been traded on the OTC Bulletin Board under the symbol "IMII." Such delisting constituted an event of default under the Debentures, which was waived by the holder.

On November 16, 1998, the Company entered into three related agreements with Bayer Corporation ("Bayer") involving the Company's blood slide maker, the Hematology Slide Master(TM) (HSM(TM)). The three agreements, a Licensing Agreement, Instrument Supply Agreement and an After Market Supply Agreement, provide Bayer with certain non-exclusive rights to manufacture and sell products based on the HSM. Pursuant to the Licensing Agreement, Bayer will pay to IMI a one-time licensing fee of $1,100,000 in installments with the last payment of
$500,000 subject to Bayer's acceptance of the Company's first commercially manufactured HSM, as well as a royalty payment of $2,000 on each of the first 400 HSM-based units it manufactures and sells in exchange for the non-exclusive right to manufacture and sell HSM-based products and the right to negotiate for the manufacture and distribution of the Company's MICRO21 System, Urine Slide Maker ("USM") and any other new Company products. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Finally, pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of (a) three years following Bayer's sale of 200 HSM's or (b) five years after Bayer's initial sale of an HSM.

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

During April 1999, all of the Company's directors other than Mr. Fitzmorris resigned from the Board of Directors primarily due to concerns regarding the Company's financial condition and personal liability issues.

In April 1999, the Board of Directors of the Company implemented a plan of salary deferrals pursuant to which all employees were offered the option of deferring a percentage of their salary in exchange for options to purchase three shares of the Company's common stock at $0.01 per share for each dollar of salary deferred. Pursuant to such salary deferral plan, Messrs. Tyce M. Fitzmorris, Jaime Pereira, and Ronald Hagner, the Company's executive officers, elected to defer 60%, 100% and 40%, respectively, of their salary payments, and, for the deferral of salary in April, May and June 1999, were issued options to purchase approximately 662,000, 296,000 and 296,000 restricted shares of the Company's common stock, respectively.

On April 21, 1999, the Company entered into a Loan and Security Agreement ("Agreement") with Advisco Capital Corp. ("Advisco") pursuant to which Advisco agreed to lend to the Company from time to time, subject to certain conditions, up to $2,000,000. All amounts, if any, advanced under the Agreement would be secured by a lien on all of the Company's assets and property, including, without limitation, all equipment, receivables, inventory and general intangibles. As of June 30, 1999, no amounts were advanced under the Agreement. In the second quarter of 1999, due to the failure of Advisco to make any advances under the Agreement, the Company failed to make certain required minimum monthly payments which constitutes an event of default under the Agreement.

In the second quarter of 1999, Mr. Fitzmorris, loaned the Company an aggregate of $175,000 for working capital purposes. Such loans bear interest at a rate per annum equal to the prime rate. In connection with such loans, Mr. Fitzmorris was granted options for the purchase of 175,000 restricted shares of the Company's common stock for nominal consideration.

On April 26, 1999, the Company borrowed $200,000 for working capital purposes. Such loan was evidenced by a promissory note that matured on June 25, 1999, with interest at 12% per annum, and was secured by certain receivables, inventory and equipment. In connection with such loan, the Company issued to the lender 213,350 restricted shares of the Company's common stock for nominal consideration. This loan was paid in full on June 25, 1999.

On June 15, 1999, the Company engaged Geneva Capital Corp. to render certain financial advisory services to the Company. In consideration of such services, the Company has agreed to pay Geneva a combination of cash and stock upon the occurrence of certain events.

On June 25, 1999, the Company borrowed an aggregate of $310,000 to repay certain maturing indebtedness and to pay certain outstanding lease and payroll expenses. Such loans are evidenced by promissory notes that mature on the earlier to occur of certain events, and bear interest at the rate of 12% per annum. In connection with such loans, the Company issued an aggregate of 310,000 restricted shares of the Company's common stock for nominal consideration (the "Shares"). The Company has agreed to file with the Securities and Exchange Commission not later than November 15, 1999, and to use its best efforts to cause to become effective, a registration statement under the Securities Act of 1933, as amended, for the resale of the Shares.

The Company is implementing strategic steps so as to allow IMI to remain viable until sufficient market penetration for the Company's products is achieved. This plan, which includes personnel reductions, reduces monthly expenditures from approximately $1,100,000 to $280,000 with the reduction in extraordinary development expenditures coinciding with the completion of the HSM and USM instruments and across the board reductions in IMI's operating costs. In connection with these cost reductions, the Company decided to discontinue its operations in Europe and, instead, rely on qualified distributors. The IMI Europe office was officially closed on July 31, 1998.

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

The Company continues to explore a variety of alternatives for increasing and improving its sales and distribution capacity (including actively seeking alliances with well-established manufacturers and distributors) and raising sufficient capital to fund its operations. Implementation of the Company's business strategy requires significant expenditures of capital. The Company is currently seeking additional funds through debt or equity. There can be no assurance that such funds can be obtained on favorable terms, if at all.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999
COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Product sales were $464,429 for the three months ended June 30, 1999 compared with $437,297 for the three months ended June 30, 1998, a slight increase of $27,132. The increase resulted from a minimal amount of additional sales for the quarter.

Cost of sales were $546,446 for the three months ended June 30, 1999 compared with $342,940 for the three months ended June 30, 1998, an increase of $203,506. The primary reason for the increase is a result of accelerated depreciation on revenue equipment and certain one-time charges.

During the three month period ended June 30, 1999 the Company recorded a $1,000,000 provision for obsolete and excess inventory as a result of sales being well below the Company's 1999 initial operations plan.

Selling, general and administrative expenses were $2,260,170 for the second quarter of 1999 compared with $2,601,060 for the second quarter of 1998, a decrease of $340,890. Selling, general and administrative expenses decreased because of the staff and expense reductions implemented early in the third quarter of 1998 and have continued into 1999.

Research and development expenses were $581,741 for the three months ended June 30, 1999 compared with $1,354,972 for the three months ended June 30, 1998, a decrease of $773,231. Research and development expenses have decreased due to resources being cut and development of new procedures, technologies and products put on hold.

Interest income was $308 for the three months ended June 30, 1999 compared with $26,409 for the six months ended June 30, 1998, a decrease of $26,101. The decrease was primarily due to the sale of investment securities to fund operations. Interest expense was $243,356 for the three months ended June 30, 1999, compared with $0 for the three months ended June 30, 1998. Interest expense represents interest on notes payable and the Debentures and the amortization of the discounts and deferred financing costs related to the issuance of the convertible debentures that were issued on June 30, 1998.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999
COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Product sales were $1,063,789 for the six months ended June 30, 1999 compared with $1,479,595 for the six months ended June 30, 1998, a decrease of $415,806. The decrease in sales for the six months ended June 30, 1999 was primarily due to decreased demand for the Company's products and the $500,000 of licensing fees related to the Licensing Agreement with Bayer Corporation.

Cost of sales was $1,147,713 for the six months ended June 30, 1999 compared with $1,104,232 for the six months ended June 30, 1998, a slight increase of $43,481. The primary reason for the increase is a result of accelerated depreciation on revenue equipment and certain one-time charges.

Selling, general and administrative expenses were $3,669,295 for the six months ended June 30, 1999 compared with $4,950,785 for the comparable six month period, a decrease of $1,281,490. Selling, general and administrative expenses decreased because of the staff and expense reductions implemented early in the third quarter of 1998 and have continued into 1999.

Research and development expenses were $1,463,126 for the six months ended June 30, 1999 compared with $2,771,997 for the six months ended June 30, 1998, a decrease of $1,308,871. Research and development expenses have decreased due to resources being cut and development of new procedures, technologies and products put on hold.

Interest income was $3,322 for the six months ended June 30, 1999 compared with $94,567 for the six months ended June 30, 1998, a decrease of $91,245. The decrease was primarily due to the sale of investment securities to fund operations. Interest expense was $275,197 for the six months ended June 30, 1999, compared with $0 for the six months ended June 30, 1998. Interest expense represents interest on notes payable and the Debentures and the amortization of the discounts and deferred financing costs related to the issuance of the convertible debentures that were issued on June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, net cash used in operating activities of $535,804 was primarily due to the Company's operating loss, net of increases in assets and liabilities.

For the six months ended June 30, 1999, net cash provided by investing activities of $86,684 was primarily the result of advances by related parties.

For the six months ended June 30, 1999, net cash provided by financing activities of $530,250 was the result of proceeds from the issuance of notes payable.

During 1998 the Company experienced a reduction in revenue and increased costs that continue to adversely affected the Company's current results of operations and its liquidity. The Company's 1998 and 1999 operating plans contemplate focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. These revenues have not yet been realized. The Company's plans also contemplate continuing the cost control measures implemented in 1998 and cost and personnel reductions, which have reduced monthly expenditures from approximately $1,100,000 to $280,000. The Company's plans also contemplate seeking alternative sources of financing and exploring strategic alternatives. During 1998, the Company has introduced two new products, a Hematology Slide Maker and Urine Slide Maker, and two additional procedures which management believes will offer significant opportunities for expanding the Company's potential customer base. In addition, the Company is currently negotiating with a company for distribution and licensing agreements associated with sales of the Company's products. At June 30, 1999, the Company's remaining cash balance totaled $113,053. Although management believes that its plan will be successful, there can be no assurance that the Company will be successful in its attempt to expand revenue, secure additional financing or consummate the distribution and licensing agreements.

As described above, in June 1998, the Company issued $3 million of convertible debentures. An additional $7,000,000 million of financing may be available to the Company, but the availability of such financing is at the discretion of the lender after consideration of the trading characteristics of the common stock, the lender's exposure to the Company at that time, the absence of any material adverse change in the Company's financial condition or operations and the Company's continued compliance with the terms of the financing. The debentures include a requirement that the Company's common stock be listed for trading by Nasdaq. However, due to the Company's inability to demonstrate compliance with the $1.00 minimum bid price requirement on or before January 28, 1999, the Company's securities were delisted on May 18, 1999. Such delisting constituted an event of default under the Debentures, which was waived by the holder.

As described above, in the second quarter of 1999, the Company borrowed an aggregate of $675,000 to repay certain maturing indebtedness and for working capital purposes.

As described above, on April 21, 1999, the Company entered into a Loan and Security Agreement with Advisco pursuant to which Advisco agreed to lend to the Company from time to time, subject to certain conditions, up to $2,000,000. As of June 30, 1999, Advisco has not funded any loans under the Advisco Loan Agreement on the basis that certain conditions precedent to such funding have not been satisfied.

Implementation of the Company's business strategy requires significant additional expenditures of capital. The Company is currently seeking additional funds through equity or debt. There can be no assurance that such funds can be obtained on favorable terms, if at all.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a) No exhibits are filed as of part of this report.

     (b) No Reports on Form 8-K were filed during this period

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT MEDICAL IMAGING, INC.

By: /s/ TYCE M. FITZMORRIS                         Date:  August 15, 1999
    ----------------------------------------
    Tyce M. Fitzmorris
    President and Chief Executive Officer