Form 10-Q
period 1999-09-30
INTELLIGENT MEDICAL IMAGING INC
filed 1999-11-22
CIK 930090

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 000-27690


                        INTELLIGENT MEDICAL IMAGING, INC.
                  ---------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                65-0136178
      ----------------                         ----------------
  (STATE OR OTHER JURISDICTION       (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


 4360 NORTHLAKE BOULEVARD, SUITE 214, PALM BEACH GARDENS, FLORIDA 33410
 ------------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


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

AS OF SEPTEMBER 30, 1999, THERE WERE OUTSTANDING 13,996,021 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

================================================================================

                        INTELLIGENT MEDICAL IMAGING, INC.

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX
                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Unaudited)

                  BALANCE SHEETS AS OF
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998                   2

                  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                   MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                   3

                  STATEMENTS OF CASH FLOWS FOR THE
                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998              4

                  NOTES TO FINANCIAL STATEMENTS                               5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         8

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                           14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        INTELLIGENT MEDICAL IMAGING, INC.
                                 BALANCE SHEETS

                                              SEPTEMBER  30,        DECEMBER 31,
ASSETS                                          1999                    1998
                                            (UNAUDITED)
Current assets:
 Cash and cash equivalents                       $    125,403      $     31,923
 Accounts receivable, net                             145,705         1,002,781
 Notes receivable related parties                          --            86,684
 Inventory                                            906,173         3,157,537
 Prepaid expenses and other
 current assets                                            --            67,408
 Current portion of investment
 in sales-type leases                                 497,000           497,000
                                                 ------------      ------------
Total current assets                                1,674,281         4,843,333
Long-term portion of
investment in sales-type leases                       451,808           451,808
Revenue equipment, net                                296,092           544,215
Property and equipment, net                           805,050         2,556,347
Other assets                                           18,821            52,650
Deferred financing costs, net                         267,904           297,000
                                                 ------------      ------------
                                                 $  3,513,956      $  8,745,353
                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $  1,249,224      $    335,493
  Accounts payable                                  1,551,957         1,159,737
  Accrued salaries and benefits                       937,353           372,149
  Other accrued liabilities                           694,994           258,671
  Accrued settlement costs                            325,000                --
  Advances from factor                                     --           320,000
 Current portion of amount
 due to financing companies                           497,000           497,000
 Current portion of capital lease obligation               --            30,562
 Current portion of deferred revenue                  160,008           318,381
                                                 ------------      ------------
Total current liabilities                           5,415,536         3,291,993
                                                 ------------      ------------
Long-term liabilities:
   Deferred revenue                                   428,853           412,423
   Long term portion of amounts
   due to financing companies                         451,808           451,808
   Long term portion of
   capital lease obligation                                --            54,719
   Convertible debentures, net
   of unamortized discount                          2,524,096         2,788,000
                                                 ------------      ------------
Total long-term liabilities                         3,404,757         3,706,950
                                                 ------------      ------------
Stockholders' equity:
 Preferred stock, $.01 par
  value-authorized 2,000,000
  shares; no shares issues or
  outstanding                                              --                --
 Common Stock, $.01 par
  value-authorized 30,000,000
  shares; issued and outstanding,
  12,656,871 shares at September
  30, 1999 and 11,631,486 shares
  at December 31, 1998                                126,569           116,315
 Additional paid-in capital                        48,360,048        44,416,708
 Deferred compensation                               (708,761)         (486,000)
 Accumulated deficit                              (53,084,193)      (42,300,613)
                                                 ------------      ------------
Total stockholders' equity                         (5,306,337)        1,746,410
                                                 ------------      ------------
Total liabilities and stockholders' equity       $  3,513,956      $  8,745,353
                                                 ============      ============

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS        THREE MONTHS       NINE MONTHS         NINE MONTHS
                                                     ENDED              ENDED             ENDED               ENDED
                                           SEPT.  30, 1999    SEPT.  30, 1998   SEPT.  30, 1999     SEPT.  30, 1998
                                             ------------       -------------     ------------        -------------
Sales:
Product sales                                  $  466,229          $ 633,808      $  1,530,018          $ 2,113,403
Licensing fees                                          -                  -           500,000                   -
                                             ------------       -------------     ------------        -------------
Total Sales                                       466,229            633,808         2,030,018            2,113,403

Cost of sales                                     361,782            661,331         1,509,495            1,765,563
Inventory provisions                              900,000                   -        1,900,000                    -
                                             ------------       -------------     ------------        -------------
Gross profit (loss)                              (795,553)            27,523        (1,379,477)             347,840
                                             ------------       -------------     ------------       -------------
Operating expenses:
     Selling, general and administrative        2,565,382          2,058,338          6,234,677           7,009,123
     Research and development                     371,617          1,275,259         1,834,743            4,047,256
     Restructuring charges                               -                  -          913,982                    -
                                             ------------       -------------     ------------        -------------
Total operating expenses                        2,936,999          3,333,597         8,983,402          11,056,379
                                             ------------       -------------     ------------        -------------
Loss from operations                           (3,732,552)        (3,361,120)      (10,362,879)        (10,708,539)
                                             ------------       -------------     ------------        -------------

Other income (expense):
     Investment and interest income                      -            37,480             3,322             132,047
     Interest expense                             (63,632)          (478,314)         (338,829)           (478,314)
     Discount on debenture                        (28,398)                  -          (85,194)                   -
                                             ------------       -------------     ------------        -------------
Other income (expense)                            (92,030)         (440,834)          (420,701)          (346,267)
                                             ------------       -------------     ------------        -------------

Net loss                                    $  (3,824,582)     $  (3,801,954)   $  (10,783,580)     $  (11,054,806)
                                            =============       =============     ============        =============
Loss per common share
  --basic and diluted:                      $       (0.30)     $       (0.33)   $        (0.86)     $        (0.97)
                                            =============       =============     ============        =============
Weighted average common
shares outstanding basic and diluted           12,656,871         11,583,334        12,562,190          11,359,499
                                            =============       =============     ============        =============

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            NINE MONTHS           NINE MONTHS
                                               ENDED                 ENDED
                                          SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                          ------------------   ------------------
OPERATING ACTIVITIES
Net loss                                        $(10,783,580)      $(11,054,806)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation and
  amortization                                     2,074,489          1,448,448
  Amortization on deferred
  compensation                                       114,118                 --
  Inventory provisions                             1,900,000                 --
  Services received in exchange
   for common stock and stock
   options                                         3,296,715             69,939
  Changes in operating assets
   and liabilities:
      Accounts receivable                            537,076            462,698
      Inventory                                      351,364            288,930
      Prepaid expenses                                67,408            (38,083)
      Investment in sales-type
       leases                                             --            (86,776)
      Other assets                                    33,829            (51,150)
      Revenue equipment                               10,123            (42,464)
      Accounts payable                               392,220            (67,907)
      Accrued salaries and
      benefits                                       565,204            (80,555)
      Other accrued liabilities                      436,323            115,784
      Deferred revenue                              (141,943)           245,505
      Accrued settlement costs                       325,000                 --
                                                ------------       ------------
Net cash used in operating  activities              (821,654)        (8,790,437)
                                                ------------       ------------
INVESTING ACTIVITIES
Purchases of property and equipment                       --           (493,125)
Sale of investments held for
 sale                                                     --          6,199,004
Advances to related parties                           86,684           (223,232)
                                                ------------       ------------
Net cash provided by investing activities             86,684          5,482,647
                                                ------------       ------------
FINANCING ACTIVITIES
Proceeds from sale of common stock                        --             92,352
Proceeds from issuance of
 notes payable                                       913,731                 --
Repayment capital leases                             (85,281)                --
Convertible debentures                                    --          2,800,000
                                                ------------       ------------
Net cash provided by
 financing activities                                828,450          2,892,352
                                                ------------       ------------
Net (decrease) increase in
 Cash and cash equivalents                            93,480           (415,438)
Cash and cash equivalents
 at beginning of period                               31,923            853,164
                                                ------------       ------------
Cash and cash equivalents
 at end of period                               $    125,403       $    437,726
                                                ============       ============
Supplemental Information

Stock purchase warrants
 issued for financing costs                     $         --       $    116,400
                                                ============       ============
Conversion of convertible
 debentures to common stock                     $    345,000       $         --
                                                ============       ============
Inventory transferred to
 property and equipment                         $         --       $    552,875
                                                ============       ============

See accompanying notes

                        INTELLIGENT MEDICAL IMAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes included in Intelligent Medical Imaging, Inc.'s ("IMI" or "the Company") annual report on Form 10-K for the year ended December 31, 1998. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company incurred a significant loss during fiscal 1998 and for the nine months ended September 30, 1999. Due to these significant losses and the Company's inability to raise additional capital on a timely basis, the Company intends on filing for immediate protection under the federal bankruptcy laws. The Company intends on implementing strategic steps to allow IMI to remain viable until sufficient market penetration for the Company's products is achieved. This plan includes: (i) personnel reductions, which reduces monthly expenditures from approximately $1,100,000 to $60,000; and (ii) arranging for post-petition financing to cover day-to-day operating expenses. There can be no assurance though that such funds can be obtained on favorable terms, if at all.

The Company initiated actions to restructure its operations and recorded restructuring and other charges totaling $2,813,982 during the nine months ended September 30, 1999. This charge included $1,900,000 for excess inventory and $913,982 for restructuring charges including $151,082 of severance and $762,900 related to the impairment of fixed assets. Cash expenditures associated with the restructuring and one-time charges, are payable over the next six months and are estimated to be $151,082. In addition, the Company issued stock options to employees at below market prices in an effort to retain employees. Compensation expense related to stock options issued totaled $3,296,715 of which $3,029,619 is included in operating expenses for the nine month period ending September 30, 1999.

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

As of September 30, 1999 the Company is delinquent in its payroll obligations (including wages, severance pay and accrued vacation pay) in the amount of approximately $865,000. The Company is also currently delinquent in the payment of its accounts payable.

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

4.   CONVERTIBLE DEBENTURES

On June 30, 1998 ("Original Issue Date") the Company issued, in a private placement transaction, $3,000,000 of 6% convertible debentures, due June 30, 2001 (the "Debentures"). Subject to adjustment in certain events, twenty-five percent (25%) of the aggregate principal amount of the Debentures is convertible into the common stock of the Company beginning on September 28, 1998 ("Initial Conversion Date") and on the first, second and third month anniversaries of the Initial Conversion Date up to 50%, 75% and 100%, respectively, of the aggregate principal amount of the Debentures originally issued on the Original Issue Date is convertible. The Debentures are convertible at a conversion price ("Conversion Price") equal to the lesser of (a) 120% of the average of the closing bid price for the common stock of the Company for the five (5) trading days immediately preceding the Original Issue Date or (b) 86% multiplied by the average of the five (5) lowest closing bid prices of the common stock of the Company during the twenty-five (25) trading days immediately preceding the date of the applicable conversion notice. The Company recorded a debt discount of $906,250 representing the intrinsic value of the beneficial conversion feature of the Debentures. Interest is payable quarterly and may, at the Company's option and subject to certain restrictions, be paid in shares of the Company's common stock based on the Conversion Price. At September 30, 1999, interest payable relating to the Debentures of approximately $209,000 is included in accrued expenses. Subject to certain notification requirements and the payment of a prepayment premium which is tied to the applicable Conversion Price and the closing bid price of the common stock on the date of prepayment, the Company has the right to prepay all or any portion of the outstanding principal amount of the Debentures which has not previously been repaid or converted. The principal amount of the Debentures for which conversion notices have not previously been received or for which prepayment has not been made will be automatically converted on June 30, 2001 at the Conversion Price on such date. The Debentures may be converted in whole or in part at the option of the holder if the average of the closing sales prices of the common stock for any twenty (20) consecutive trading days is equal to or greater than 175% of the average of the per share market values for the five (5) trading days immediately preceding the original issue date. The principal amount of Debentures for which conversion notices have not previously been received or for which prepayment has not been made or required shall be automatically converted on the third anniversary of the Original Issue Date at the Conversion Price on such date. This automatic conversion shall not occur if (a) (1) an Underlying Securities Registration Statement is not then effective that names the holder as a selling stockholder thereunder or (2) the holder is not permitted to resell underlying shares pursuant to Rule 144(k) promulgated under the Securities Act of 1993, without volume restrictions; (b) there are not sufficient shares of common stock authorized and reserved for issuance upon such conversion; and (c) the Company shall not have defaulted on its covenants and obligations hereunder or under the Purchase Agreement or Registration Rights Agreement. The Company incurred financing costs of $200,000 in connection with the issuance of the Debentures, which will be amortized over the life of the Debentures. On July 30, 1998, the Company filed a registration statement on Form S-3 with the Securities and
Exchange Commission ("SEC") to register the common stock underlying the convertible debentures issued in connection with the transaction. This registration statement was declared effective by the SEC on October 20, 1998. Additional capital commitments of up to $7,000,000 are available to IMI subject to the parties mutually agreeing on the terms. As of September 30, 1999 the holder of the Debentures had converted $345,000 of the original $3,000,000 principal amount of the Debentures into shares of the Company's common stock.


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

As of September 30, 1999 the Company was in default of certain covenants relating to the Debentures, which subsequently were waived by the holder.

5.   COMMITMENTS AND CONTINGENCIES

In November 1996, IMI and DiaSys Corporation ("DiaSys") (Nasdaq, DIYS) entered into a Product Integration Agreement (the "DiaSys Agreement"). DiaSys designs, develops, manufactures and distributes workstation products which prepare fluid samples. Under the DiaSys Agreement, IMI was granted a nonexclusive, nontransferable license to integrate the patented DiaSys wet-preparation specimen handling system together with the MICRO21 in order to produce integrated systems for resale to MICRO21 end users. The DiaSys Agreement was terminated in July 1997, when IMI rejected products delivered by DiaSys and returned them. The DiaSys Agreement provides for mandatory and binding arbitration of disputes between the parties. On January 12, 1998, DiaSys filed a demand for arbitration of the dispute. In its demand for arbitration, DiaSys seeks damages in excess of $1,000,000 for IMI's alleged breach of the DiaSys Agreement and IMI's alleged defamation of DiaSys and its products. IMI filed its response on February 9, 1998. In its response, IMI denies that it breached the DiaSys Agreement or defamed DiaSys, and states that it properly rejected products supplied by DiaSys due to non-conformance. IMI also seeks damages for libelous statements made by DiaSys in a July 2, 1997 press release issued by DiaSys, and for delays in IMI's product development efforts caused by DiaSys's breach of the DiaSys Agreement. On October 7, 1998 the arbitration hearings were completed and on November 6, 1998 written arguments were presented to the arbitration panel. In September 1999 the Company settled its dispute with DiaSys. In November 1999, the Company defaulted under the terms of the settlement agreement. As of September 30, 1999, the Company has accrued $325,000 of potential loss contingencies or related expenses in connection with the default of the settlement agreement.

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

On November 16, 1998 the Company entered into three related agreements with Bayer Corporation ("Bayer") involving the Company's blood slide maker, the HSM. The three agreements, a Licensing Agreement, Instrument Supply Agreement and an After Market Supply Agreement, provide Bayer with certain non-exclusive rights to manufacture and sell products based on the HSM. Pursuant to the Licensing Agreement Bayer paid the Company a one-time licensing fee of $1,100,000. The Licensing Agreement further provides for Bayer to pay the Company a royalty payment of $2,000 on each of the first 400 HSM-based units it manufactures and sells in exchange for the non-exclusive right to manufacture and sell HSM-based products and the right to negotiate for the manufacture and distribution of the Company's MICRO21 System, Urine Slide Maker ("USM") and any other new Company products. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Finally, pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of (a) three years following Bayer's sale of 200 HSMs or (b) five years after Bayer's initial sale of an HSM. Bayer has yet to begin distributing the Company's product.

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

On December 17, 1998, the Company entered into a distribution agreement with Beckman-Coulter involving the Company's blood slide maker, the HSM. The non-exclusive distribution agreement has a term of ten years and allows Beckman-Coulter to obtain the HSM on a volume discount basis for re-sale to its customers. Domestically IMI will have prime responsibility for customer support, with Beckman-Coulter field support personnel providing installation and field maintenance services on a fixed fee basis. In foreign markets, Beckman-Coulter will have total responsibility for customer support. Beckman-Coulter will recommend IMI as the sole source for consumables on all HSMs it sells, domestically and overseas. As of September 30, 1999, Beckman-Coulter had purchased two HSMs under the distribution agreement.



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

On November 16, 1998, the Company entered into three related agreements with Bayer Corporation ("Bayer") involving the Company's blood slide maker, the Hematology Slide Master(TM) (HSM(TM)). The three agreements, a Licensing Agreement, Instrument Supply Agreement and an After Market Supply Agreement, provide Bayer with certain non-exclusive rights to manufacture and sell products based on the HSM. Pursuant to the Licensing Agreement, Bayer will pay to IMI a one-time licensing fee of $1,100,000 in installments with the last payment of
$500,000 subject to Bayer's acceptance of the Company's first commercially manufactured HSM, as well as a royalty payment of $2,000 on each of the first 400 HSM-based units it manufactures and sells in exchange for the non-exclusive right to manufacture and sell HSM-based products and the right to negotiate for the manufacture and distribution of the Company's MICRO21 System, Urine Slide Maker ("USM") and any other new Company products. The Instrument Supply Agreement provides that Bayer will manufacture the HSM for the Company for at least two years in the event the Company chooses not to manufacture the HSM or chooses to have Bayer manufacture the HSM to supplement the Company's manufacture of this product. Finally, pursuant to the After Market Supply Agreement, with limited exceptions Bayer is required to recommend the Company as a sole source of consumables used on all HSM-based products manufactured and sold by Bayer until the earlier to occur of (a) three years following Bayer's sale of 200 HSM's or (b) five years after Bayer's initial sale of an HSM. Bayer has yet to begin distributing the Company's product.

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

On April 21, 1999, the Company entered into a Loan and Security Agreement ("Agreement") with Advisco Capital Corp. ("Advisco") pursuant to which Advisco agreed to lend to the Company from time to time, subject to certain conditions, up to $2,000,000. All amounts, if any, advanced under the Agreement would be secured by a lien on all of the Company's assets and property, including, without limitation, all equipment, receivables, inventory and general intangibles. As of September 30, 1999, no amounts were advanced under the Agreement. In the second quarter of 1999, due to the failure of Advisco to make any advances under the Agreement, the Company failed to make certain required minimum monthly payments which constitutes an event of default under the Agreement.

In the second quarter of 1999, Mr. Fitzmorris, loaned the Company an aggregate of $154,000 for working capital purposes. Such loans bear interest at a rate per annum equal to the prime rate. In connection with such loans, Mr. Fitzmorris was granted options for the purchase of 175,000 restricted shares of the Company's common stock for nominal consideration.

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

On June 25, 1999, the Company borrowed an aggregate of $310,000 to repay certain maturing indebtedness and to pay certain outstanding lease and payroll expenses. Subsequently, the Company borrowed an additional $200,000 for working capital needs. Such loans are evidenced by promissory notes that mature on the earlier to occur of certain events, and bear interest at the rate of 12% per annum. In September 1999 the Company defaulted under the terms of the promissory notes. The holders of the promissory notes filed legal action seeking to foreclose on their respective security interests. In connection with such loans, the Company issued an aggregate of 710,000 restricted shares of the Company's common stock for nominal consideration (the "Shares"). The Company has agreed to file with the Securities and Exchange Commission not later than November 15, 1999, and to use its best efforts to cause to become effective, a registration statement under the Securities Act of 1933, as amended, for the resale of the Shares. As of November 15, 1999, the Company failed to file a registration statement.

In July 1999 the Company elected Patricia Meding, Stephen Blinn, and Bruce Garcia as directors. There is a dispute between the Chairman of the Board and the other Board members as to whether at this meeting an employment agreement for the Chairman of the Board in his capacity as President and CEO and an employment agreement for Ron Hagner as Vice President of Sales was also ratified.

In August 1999 the Company elected William Carraway as a director; however, there exists a dispute between the Chairman of the Board and the other Board members as to whether Mr. Carraway was properly elected and whether Mr. Blinn and Mr. Garcia resigned as directors in September 1999.

In August 1999 the Company offered for sale 80 units at $50,000 per Unit. Each Unit consisted of 100,000 shares of Common Stock and Warrants to purchase 33,000 shares of Common Stock. The Offering commenced on August 1, 1999 and terminated on September 30, 1999, due to the failure to sell the minimum amount.

In September 1999, the Company's bank account was garnished by a judgment creditor. All monies in the account are being held by the bank pending receipt of an order from the State Court in Florida.

In the third quarter several of the Company's trade vendors, certain employees, and the Florida tax commissioner initiated legal actions against the Company. Several other trade vendors have threatened legal action.

In November 1999, Ernst and Young LLP, the Company's auditors, terminated their relationship with the Company.

The Company intends on filing for immediate protection under the federal bankruptcy laws. The Company intends on implementing strategic steps to allow IMI to remain viable until sufficient market penetration for the Company's products is achieved. This plan includes: (i) personnel reductions, which reduces monthly expenditures from approximately $1,100,000 to $60,000; and (ii) arranging for post-petition financing to cover day-to-day operating expenses. There can be no assurance though that such funds can be obtained on favorable terms, if at all.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Product sales were $466,229 for the three months ended September 30, 1999 compared with $633,808 for the three months ended September 30, 1998, a decrease of $167,579. The decrease resulted from a reduction in sales for the quarter.

Cost of sales were $361,782 for the three months ended September 30, 1999 compared with $661,331 for the three months ended September 30, 1998, a decrease of $299,549. The decrease corresponds with the decrease in sales volume.

During the three month period ended September 30, 1999 the Company recorded a $900,000 provision for obsolete and excess inventory as a result of sales being well below the Company's 1999 initial operations plan.

Selling, general and administrative expenses were $2,565,382 for the third quarter of 1999 compared with $2,058,338 for the third quarter of 1998, an increase of $507,044. The increase is the result of compensation expense of $1,672,977 incurred for the three months ended September 30, 1999 for the issuance of stock options below fair market value netted against cost savings from operations.

Research and development expenses were $371,617 for the three months ended September 30, 1999 compared with $1,275,259 for the three months ended September 30, 1998, a decrease of $903,642. Research and development expenses have decreased due to resources being cut and development of new procedures, technologies and products being put on hold.

Interest income was $0 for the three months ended September 30, 1999 compared with $37,480 for the three months ended September 30, 1998, a decrease of $37,480. The decrease was primarily due to the sale of investment securities to fund operations. Interest expense was $63,602 for the three months ended September 30, 1999, compared with $478,314 for the three months ended September 30, 1998. Interest expense represents interest on notes payable and the Debentures and the amortization of the discounts and deferred financing costs related to the issuance of the convertible debentures that were issued on September 30, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Product sales were $1,530,018 for the nine months ended September 30, 1999 compared with $2,113,403 for the nine months ended September 30, 1998, a decrease of $583,385. The decrease in sales for the nine months ended September 30, 1999 was primarily due to decreased demand for the Company's products offset by $500,000 of licensing fees related to the Licensing Agreement with Bayer Corporation.

Cost of sales was $1,509,495 for the nine months ended September 30, 1999 compared with $1,765,563 for the nine months ended September 30, 1998, a decrease of $256,068. The decrease corresponds to the decreased sales volume.

Selling, general and administrative expenses were $6,234,677 for the nine months ended September 30, 1999 compared with $7,009,123 for the comparable nine month period, a decrease of $774,446. Selling, general and administrative expenses decreased because of the staff and expense reductions implemented during the past year, offset by an increase in compensation expense resulting from stock options being granted at below fair market value.

Research and development expenses were $1,834,743 for the nine months ended September 30, 1999 compared with $4,047,256 for the nine months ended September 30, 1998, a decrease of $2,212,513. Research and development expenses have decreased due to resources being cut and development of new procedures, technologies and products put on hold.

Interest income was $3,322 for the nine months ended September 30, 1999 compared with $132,047 for the nine months ended September 30, 1998, a decrease of $128,725. The decrease was primarily due to the sale of investment securities to fund operations. Interest expense was $338,829 for the nine months ended September 30, 1999, compared with $478,314 for the nine months ended September 30, 1998. Interest expense represents interest on notes payable and the Debentures and the amortization of the discounts and deferred financing costs related to the issuance of the convertible debentures that were issued on September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, net cash used in operating activities of $821,654 was primarily due to the Company's operating loss, net of non cash activities and increases in assets and liabilities.

For the nine months ended September 30, 1999, net cash provided by investing activities of $86,684 was primarily the result of advances by related parties.

For the nine months ended September 30, 1999, net cash provided by financing activities of $828,450 was the result of proceeds from the issuance of notes payable.

During 1998 the Company experienced a reduction in revenue and increased costs that continue to adversely affected the Company's current results of operations and its liquidity. The Company's 1998 and 1999 operating plans contemplate focusing activities on expanding sales revenue through the efforts of its internal sales, marketing and service force. These revenues have not yet been realized. Accordingly the Company intends on filing for immediate protection under the federal bankruptcy laws. The Company intends on implementing strategic steps to allow IMI to remain viable until sufficient market penetration for the Company's products is achieved. This plan includes: (i) personnel reductions, which reduces monthly expenditures from approximately $1,100,000 to $60,000; and
(ii) arranging for post-petition financing to cover day-to-day operating expenses. There can be no assurance though that such funds can be obtained on favorable terms, if at all.

As described above, in June 1998, the Company issued $3 million of convertible debentures. An additional $7,000,000 million of financing may be available to the Company, but the availability of such financing is at the discretion of the lender after consideration of the trading characteristics of the common stock, the lender's exposure to the Company at that time, the absence of any material adverse change in the Company's financial condition or operations and the Company's continued compliance with the terms of the financing. The debentures include a requirement that the Company's common stock be listed for trading by Nasdaq. However, due to the Company's inability to demonstrate compliance with the $1.00 minimum bid price requirement on or before January 28, 1999, the Company's securities were delisted on May 18, 1999. Such delisting constituted an event of default under the Debentures, which was waived by the holder. The Company believes it is highly unlikely that the lender will loan the Company additional monies.

As described above, in the second quarter of 1999, the Company borrowed an aggregate of $675,000 to repay certain maturing indebtedness and for working capital purposes.

As described above, on April 21, 1999, the Company entered into a Loan and Security Agreement with Advisco pursuant to which Advisco agreed to lend to the Company from time to time, subject to certain conditions, up to $2,000,000. As of September 30, 1999, Advisco has not funded any loans under the Advisco Loan Agreement on the basis that certain conditions precedent to such funding have not been satisfied. In October 1999, the Company terminated the Loan and Security Agreement.

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

The project was completed in September 1999. The Company believes that with modifications to existing software, conversions to new software and replacement or modification of certain embedded systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on the Company's business, financial condition and results of operations.

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

Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's history of operating losses; uncertainty of profitability and uncertainty of widespread market acceptance for the MICRO21 system; the immediate need for the Company to raise significant additional capital to satisfy delinquent payroll, accounts payable and notes payable obligations and to finance operations in the near-term, and the inability to provide assurances that such capital will be available on terms favorable to the Company, if at all; the delay in the Company's achievement of substantial market penetration and widespread acceptance of the MICRO21 system; the uncertainty of the commercial viability and potential market acceptance of other IMI products such as the newly developed HSM and USM, which have not yet been manufactured or sold in commercial volumes; the potential failure of the Company's sales team, Bayer Corporation and Beckman-Coulter or other distributors to sell HSMs in amounts sufficient to generate a meaningful recurring revenue base associated with HSM consumables and to sell MICRO21 systems in amounts sufficient to help the Company achieve its sales goals; uncertainty as to whether strategic partners will become involved in MICRO21 sales; uncertainty as to the ability of the Company to achieve sales and marketing goals following implementation of the Company's revised sales approach, including increased reliance on strategic partners for worldwide sales/service and reductions in the Company's sales and marketing personnel, due to the decrease in personnel, and the possible adverse impact on potential customer perception of the Company; uncertainty due to industry consolidation and customer budget processes and restrictions; the possibility that agreements with strategic partners will not result in significant improvements in results; the uncertainty as to the actual amount of damages which the Company will be obligated to pay DiaSys due to its default of the Diasys settlement agreement; the risk that expansion of sales in foreign markets may be possible only through distributors, such as Coulter, at transfer prices too low for favorable profitability; the expense of product development and the related delay and uncertainty as to receipt of any requisite FDA clearance or other government clearance or approval for new products and new procedures for use on the MICRO21 system; and the uncertainty of profitability and sustainability of revenues and profitability.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a) No exhibits are filed as of part of this report.

     (b) The Company filed a Form 8-K on November 17, 1999, which disclosed a change in certifying accountant.

SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTELLIGENT MEDICAL IMAGING, INC.


By: /s/ TYCE M. FITZMORRIS                     Date: November 22, 1999
    ---------------------------
      Tyce M. Fitzmorris
      President and Chief Executive Officer